Form 10-Q
period 2021-03-31
Levere Holdings Corp.
filed 2021-07-09
CIK 1841383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-40243

Levere Holdings Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1581160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman Cayman Islands	KY1-1102
(Address of principal executive offices)	(Zip Code)

+1 (345) 949-8066

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	LVRAU	Nasdaq Capital Market
Class A ordinary shares, par value $0.0001 per share	LVRA	Nasdaq Capital Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	LVRAW	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of July 7, 2021, 27,128,532 Class A ordinary shares, par value $0.0001, and 6,655,368 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Levere Holdings Corp.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Quarterly Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance; and

•	the other risks and uncertainties discussed in “Risk Factors”.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEVERE HOLDINGS CORP.

CONDENSED BALANCE SHEET

March 31, 2021
(unaudited)
Assets:
Cash	$1,662,766
Prepaid Expenses	403,525

Total current assets	2,066,291
Other assets	319,639
Cash and investments held in Trust Account	271,285,654

Total Assets	$273,671,584

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$1,212,517
Due to related party	2,581

Total current liabilities	1,215,098
Deferred underwriting fee	9,494,986
Warrant liability	16,701,548

Total liabilities	27,411,632

Commitments and Contingencies
Class A Ordinary shares subject to possible redemption, 24,125,995 shares at redemption value	241,259,950
Shareholders’ Equity:
Preferred share, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	0
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,002,537 shares issued and outstanding (excluding 24,125,995 shares subject to possible redemption)	300
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,655,368 shares issued and outstanding	666
Additional paid-in capital	5,799,795
Accumulated deficit	(800,759)

Total shareholders’ equity	5,000,002

Total Liabilities and Shareholders’ Equity	$273,671,584

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEVERE HOLDINGS CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

Formation and operating costs	$52,688

Loss from Operations	(52,688)

Other income:
Interest earned on cash and marketable securities held in Trust Account	334
Offering costs allocated to warrants	(618,405)
Change in fair value of warrant liability	(130,000)

Total other income (expense)	(748,071)
Net loss	$(800,759)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,809,201

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.00

Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	6,434,043

Basic and diluted net loss per share, Non-redeemable Class A and Class B ordinary shares	$(0.12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEVERE HOLDINGS CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Sale of 27,128,532 Units, net of offering expenses related to Class A ordinary shares and initial fair value of Public Warrants	27,128,532	2,713	—	—	245,501,191	—	245,503,904
Excess Private Placement proceeds received over initial fair value of Private Placement Warrants	—	—	—	—	1,531,807	—	1,531,807
Forfeiture of Class B ordinary shares by initial shareholders	—	—	(532,132)	(53)	53	—	—
Net loss	—	—	—	—	—	(800,759)	(800,759)
Ordinary shares subject to possible redemption	(24,125,995)	(2,413)	—	—	(241,257,537)	—	(241,259,950)

Balance as of March 31, 2021	3,002,537	$300	6,655,368	$666	$5,799,795	$(800,759)	$5,000,002

The accompanying notes are an integral part of these unaudited financial statements.

LEVERE HOLDINGS CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(800,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in trust account	(334)
Offering costs allocated to warrants	618,405
Change in fair value of warrant liability	130,000
Changes in operating assets and liabilities:
Prepaid expenses	(403,525)
Other assets	(319,639)
Accrued expenses	712,808
Due to related party	2,581

Net cash used in operating activities	(60,463)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(271,285,320)

Net cash used in investing activities	(271,285,320)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount	265,859,614
Proceeds from sale of Private Placement Warrants	7,425,706
Proceeds from promissory note related party	211,135
Payments of promissory note related party	(211,135)
Payment of offering costs	(301,771)

Net cash provided by financing activities	273,008,549

Net change in cash	1,662,766
Cash, beginning of period	0

Cash, end of the period	$1,662,766

Supplemental disclosure of cash flow information:
Initial classification of ordinary shares subject to possible redemption	$241,259,950

Deferred underwriters’ discount payable charged to additional paid-in capital	$9,494,986

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEVERE HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Levere Holdings Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on January 15, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (the “Business Combination”).

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The Company’s sponsor was Levere Holding GG Ltd. (“Levere GG”), a U.K private company limited by shares. On March 23, 2021, the Company entered into an agreement with Goggo Network GmbH, a German company limited by shares and Levere GG, pursuant to which Levere GG transferred 6,413,571 Class B ordinary shares it holds in the Company to Goggo Network Gmbh. Upon the transfer of shares, Goggo Network Gmbh became the new sponsor of the Company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2021. On March 23, 2021, the Company consummated the IPO of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 4. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per whole share (each whole warrant, a “Public Warrant”).

Simultaneously with the closing of the IPO, the Company consummated the issuance and sale of 4,666,667 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $7,000,000, which is discussed in Note 5 (the “IPO Private Placement”).

On March 31, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,128,532 Units, generating an aggregate of gross proceeds of $21,285,320, incurred $425,706 in cash underwriting fees, and forfeited the remainder of the option.

Simultaneously with the closing of the exercise of the over-allotment option, the Company completed the sale of an additional 283,804 Private Placement Warrants to the Sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $425,706, which is discussed in Note 5 (the “Over-Allotment Private Placement”, and together with the IPO Private Placement, the “Private Placements”).

Transaction costs of the IPO and the over-allotment option amounted to $15,722,172 consisting of $5,425,706 of underwriting discount, $9,494,986 of deferred underwriting discount, and $801,480 of other offering costs of which $618,405 were allocated to expense associated with the warrant liability.

Following the closing of the IPO on March 23, 2021, and closing of the over-allotment option on March 31, 2021, $271,285,320 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and over-allotment, and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the

Public Shareholders (as defined below), until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elect to redeem, subject certain limitations described herein, (b) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association and (c) the redemption of the Company’s Public Shares if the Company has not consummated its Business Combination within 24 months from the closing of IPO (the “Combination Period”), subject to applicable law. Public Shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders.

The Company will provide shareholders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the IPO, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s income taxes, if any, divided by the number of the then-outstanding Public Shares. The amount in the Trust Account is initially $10.00 per Public Share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the Underwriters.

The Company will have 24 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined below), (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame), and (iv) vote their Founder Shares and Public Shares in favor of the Company’s initial Business Combination.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.7 million in its operating bank account, and working capital of approximately $1.2 million.

The Company’s liquidity needs up to March 23, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 6). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placements not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of March 31, 2021, there were no amounts outstanding under any working capital loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the adte of this filing. Over this time period, the Company will be using these funds held outside of the Trust Account to pay existing accounts payable, identify and evaluate prospective initial Business Combination candidates, perform due diligence on prospective initial Business Combination candidates, pay for travel expenditures, and structure, negotiate and consummate the Business Combination.

Risks and Uncertainties

The Company’s management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a initial Business Combination candidate, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Revision of Previously Issued Financial Statements

On April 12, 2021, the staff of the Securities and Exchange Commission (the “Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). In the Staff Statement, the Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet,based on our application of Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity” (“ASC 815-40”). The views expressed in the Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement (the “Warrant Agreement”) and the Company’s application of ASC 815-40 to the Warrant Agreement. The Company reassessed its accounting for Warrants issued on March 23, 2021 and March 31, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheet as of March 23, 2021, should be revised because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase ordinary shares. As such, the Company is revising its March 23, 2021 balance sheet included in this Quarterly Report.

Impact of the Revision

The impact to the balance sheet dated March 23, 2021, filed on Form 8-K on March 29, 2021 related to the impact of accounting for public and private warrants as liabilities at fair value resulted in a $15.4 million increase to the warrant liabilities line item on March 23, 2021 and offsetting decrease to the Class A ordinary shares subject to redemption mezzanine equity line item. Transaction costs of the IPO of $562,121 were allocated to expense associated with the warrant liability, which is reflected in the change to the accumulated deficit line. There is no change to total shareholders’ equity at any reported balance sheet date.

	As of March 23, 2021
	As Previously Reported	Revision Adjustment	As Revised
Total assets	$252,574,683	$—	$252,574,683

Liabilities and shareholders’ equity:
Total current liabilities	$1,128,657	$—	$1,128,657
Deferred underwriting fee	8,750,000	—	8,750,000
Warrant liabilities	—	15,386,666	15,386,666

Total liabilities	9,878,657	15,386,666	25,265,323
Class A ordinary shares, $0.0001 par value; share subject to possible redemption	237,696,020	(15,386,666)	222,309,354
Shareholders’ equity
Preference share - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	123	154	277
Class B ordinary shares - $0.0001 par value	719	—	719
Additional paid-in-capital	5,036,925	561,967	5,598,892
Accumulated deficit	(37,761)	(562,121)	(599,882)

Total shareholders’ equity	5,000,006	—	5,000,006

Total liabilities and shareholders’ equity	$252,574,683	$—	$252,574,683

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in cash to be invested in money market funds which invest U.S. Treasury securities.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 9,042,843 ordinary share warrants issued in connection with its Initial Public Offering and overallotment and its Private Placement warrants (4,950,471) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

Warrant Liabilities

The Company evaluated the Warrants, which are discussed in Note 2, Note 4, Note 5 and Note 9, in accordance with ASC 815-40 and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1, “Other Assets and Deferred Costs.” Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with Warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the IPO. Transaction costs of the IPO, including the partial exercise of the over-allotment, amounted to $15,722,172, of which $618,405 were allocated to expense associated with the warrant liability.

Ordinary shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

ASC 740 “Accounting for Income Tax” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings.

Reconciliation of Net Loss per Share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per Non-redeemable Class A and Class B ordinary share is calculated as follows:

Three Months Ended March 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest earned on marketable securities held in Trust Account	$334
Less: Interest allocable of to Non-Redeemable Class A Ordinary Shares	(37)

Net income allocable to shares subject to possible redemption	$297
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding	23,809,201

Basic and diluted net income per share	$0.00

Non-Redeemable Class A and Class B Ordinary Shares
Numerator: Net Loss Minus Net Earnings
Net loss	$(800,759)
Less: Income attributable to ordinary shares subject to possible redemption	(297)

Non-Redeemable net loss	$(801,056)

Weighted average non-redeemable shares outstanding, basic and diluted	6,434,043

Basic and diluted net loss per share	$(0.12)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s cash, prepaid expenses, other assets, accrued offering costs and expenses, and due to related party, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

Public Units

On March 23, 2021, the Company sold 25,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $250,000,000. The Company granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any. On March 31, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,128,532 Units, generating an aggregate of gross proceeds of $21,285,320. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary shares.

Public Warrants

Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable at $11.50 per share 30 days after the completion of the initial Business Combination. Only a whole Warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 30 calendar days after the closing of the initial Business Combination, it will use commercially reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of its initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the Warrants expire or are redeemed, as specified in the Warrant Agreement; provided that if our Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the 60th day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

In no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a unit containing such Warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•

if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20-trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares, as defined below;

•

if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•

if the closing price of the Class A ordinary shares for any 20-trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

The “fair market value” of the Class A ordinary shares for the above purpose shall mean the volume weighted average price of the Company’s Class A ordinary shares during the 10-trading days immediately following the date on which the notice of redemption is sent to the holders of warrants.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,000,000, in a private placement. Simultaneously with the closing of the exercise of the overallotment option, the Company completed the sale of an additional 283,804 Private Placement Warrants to the Sponsor, at a purchase price of $1.50 per Private Warrant, generating gross proceeds of $425,706. A portion of the proceeds from the sales of Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a

Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination.

The Private Placement Warrants will be non-redeemable by the Company (except as described in Note 7) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO.

Note 6 — Related Party Transactions

Founder Shares

On January 19, 2021, the Sponsor purchased 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”) for $25,000, or approximately $0.003 per share, paid to cover certain offering costs. On March 15, 2021, the Company entered into an agreement with Goggo Network GmbH, a German company limited by shares and Levere GG, pursuant to which the Levere GG transferred 6,413,571 Class B ordinary shares it holds in the Company to Goggo Network Gmbh. Upon the transfer of shares, Goggo Network Gmbh became the new sponsor of the Company. Up to 937,500 Founder Shares were subject to forfeiture by the Sponsor, depending on the extent to which the Underwriters’ over-allotment option was exercised. On March 31, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,128,532 Units, and forfeited the remainder of the option. On March 31, 2021, the Sponsor surrendered to the Company for cancellation, 532,132 Class B ordinary shares.

The Sponsor, directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”). Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor, directors and executive officers with respect to any Founder Shares.

Due to Related Party

Commencing on March 23, 2021, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial administrative and other support services provided to members of the management team, in the amount of up to $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. A total of $2,581 has been accrued as of March 31, 2021.

Promissory Note — Related Party

On January 19, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of: (i) June 30, 2021 or (ii) the date of the consummation of the IPO. As of March 23, 2021, the Company had borrowed $211,135 under the Note. On March 26, 2021, the Company paid the balance on the note in full.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may, at the option of the lender, be converted into Private Placement Warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor, its affiliates or any members of the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. However, the Registration Rights Agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period, which occurs (i) in the case of the Founder Shares as described in the following paragraph, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell their founder shares until the earliest of (A) one year after the completion of our initial business combination; and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our sponsor with respect to any founder shares.

Underwriting Agreement

The Company granted the Underwriters a 45-day option from March 23, 2021 to purchase up to an additional 3,750,000 units to cover over-allotments, if any. On March 31, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,128,532 Units, and forfeited the remainder of the option.

On March 23, 2021, the Company paid an underwriting discount of $5,000,000, and on March 31, 2021, the Company paid an additional underwriting discount of $425,706 for Units sold pursuant to the over-allotment option. Additionally, the Underwriters are entitled to deferred underwriting fee of 3.5% of the gross proceeds of the IPO and over-allotment, or $9,494,986 in the aggregate. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 5,000,000 preference shares and provide that preference shares may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2021, there were 3,002,537 shares issued and outstanding, excluding 24,125,995 shares subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At March 31, 2021, there were 6,655,368 Class B ordinary shares issued and outstanding.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. Unless specified in the

Company’s amended and restated certificate of incorporation or as required applicable provisions of the Companies Act (2021 Revision) of the Cayman Islands or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds of the Company’s ordinary shares that are voted, and pursuant to the Company’s amended and restated memorandum and articles of association; such actions include amending its amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company.

The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) prior to, at the time of, or after its initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Note 9 — Fair Value Measurements

The Company follows the guidance in ASC 820 , “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1	—	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2	—	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3	—	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash	$21,285,320	$21,285,320	$—	$—
U.S. Money Market held in Trust Account	250,000,334	250,000,334	—	—

	$271,285,654	$271,285,654	$—	$—

Liabilities:
Public Warrants Liability	$10,760,983	—	—	$10,760,983
Private Placement Warrants Liability	5,940,565	—	—	5,940,565

	$16,701,548	$—	$—	$16,701,548

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Placement Warrants on March 23, 2021, the date of the Company’s IPO, and as of March 31, 2021 for the overallotment, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The following table presents the changes Level 3 liabilities:

Fair Value at January 15, 2021 (inception)	$—
Initial fair value of public and private warrants	15,386,666
Initial fair value of public and private warrants issued with over-allotment	1,184,882
Change in fair value of public and private warrants	130,000

Fair Value at March 31, 2021	$16,701,548

The key inputs into the Monte Carlo simulation as of March 23, 2021 and March 31, 2021 were as follows:

Inputs	(Initial Measurement) March 23, 2021	March 31, 2021
Risk-free interest rate	1.06%	1.16%
Expected term remaining (years)	6.00	6.00
Expected volatility	15.0%	14.8%
Share price	$9.61	$9.56

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Levere Holdings Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on January 15, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, or the Business Combination. Our sponsor is Goggo Network Gmbh, a German company limited by shares, or our Sponsor.

The registration statement for our initial public offering, or IPO, was declared effective on March 18, 2021. On March 23, 2021, we consummated the IPO of 25,000,000 Units (as defined below), at $10.00 per Unit, generating gross proceeds of $250.0 million. The Company granted the Underwriters in the IPO, or the Underwriters, a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any. On March 31, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,128,532 Units, generating an aggregate of gross proceeds of approximately $21.3 million. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share, or a Public Warrant, at a price of $11.50 per whole share, or the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the Public Shares. We incurred transaction costs for the IPO and over-allotment of approximately $15.7 million, inclusive of approximately $9.5 million in deferred underwriting commissions.

Simultaneously with the closing of the IPO, we consummated the private placement of 4,666,667 warrants at a price of $1.50 per warrant, or thePrivate Placement Warrants, and together with the Public Warrants, the Warrants, to the Sponsor, generating gross proceeds of $7.0 million, or the IPO Private Placement. Simultaneously with the closing of the exercise of the overallotment option, we completed the sale of an aggregate of an additional 283,804 Private Placement Warrants to the Sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $0.4 million, or the Over-Allotment Private Placement and together with the IPO Private Placement, the Private Placements.

Upon the closing of the IPO and exercise of the over-allotment option, and the simultaneous Private Placements, approximately $271.3 million ($10.00 per Unit) of the net proceeds were placed in a trust account, or Trust Account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we have not completed a Business Combination within 24 months from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

On April 12, 2021, the staff of the Securities and Exchange Commission, or the SEC, released the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies”, or the Staff Statement. The Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its IPO in March 2021.

The Warrants were classified as equity in our previously issued audited balance sheet as of March 23, 2021. In light of the Staff Statement and guidance in Accounting Standards Codification, or ASC, 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, or ASC 815-40, in particular as applicable to certain provisions in the Warrants related to tender or exchange offer provisions as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, we evaluated the terms of the warrant agreement entered into in connection with our IPO and concluded that our Warrants include provisions that, based on ASC 815-40, preclude the Warrants from being classified as components of equity. The Warrants are not eligible for an exception from derivative accounting, and therefore should be classified as a liability measured at fair value, with changes in fair value reported each period in earnings.

Results of Operations

For the three months ended March 31, 2021, we had a net loss of approximately $0.8 million, which included a loss from operations of $0.05 million, offering cost expense allocated to warrants of $0.6 million, and a loss from the change in fair value of warrant liabilities of $0.1 million. Our business activities from inception to March 31, 2021 consisted primarily of our formation and completing our IPO and, since the completion of our IPO, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.7 million in our operating bank account, and working capital of approximately $1.2 million.

Our liquidity needs up to March 23, 2021 had been satisfied through (i) a capital contribution from our Sponsor of $25,000 for the 7,187,500 Class B ordinary shares, par value $0.0001 per share, or the Founder Shares, and (ii) proceeds from the loan under an unsecured promissory note from our Sponsor of up to $300,000. Subsequent to the consummation of our IPO, our liquidity needs have been satisfied through the net proceeds from the Private Placements not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2021, there were no amounts outstanding under any working capital loan.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from the date of this filing. During this time period, we will use the funds held outside of the Trust Account to pay existing accounts payable, identify and evaluating prospective initial Business Combination candidates, perform due diligence on prospective initial Business Combination candidates, pay for travel expenditures, and structure, negotiate and consummate the initial Business Combination.

Contractual Obligations

As of March 31, 2021, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Warrants Liability

We evaluated the Warrants in accordance with ASC 815-40 and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on our Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in our Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

We comply with the requirements of the ASC 340-10-S99-1, “Other Assets and Deferred Costs.” Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with Warrant liabilities are expensed as incurred, presented as non-operating expenses in our Statement of Operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the IPO. Transaction costs of the IPO, including the partial exercise of the over-allotment, amounted to $15,722,172, of which $618,405 were allocated to expense associated with the Warrant liability.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting did not result in the proper accounting classification of certain of the Warrants we issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued the Staff Statement. The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our IPO in March 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from January 15, 2021 (inception) through March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the revision of our previously filed financial statements described above had not yet been identified. In the light of the revision of the accounting for the Public Warrants and Private Warrants, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s final prospectus for the IPO as filed with the SEC on March 19, 2021, except for the below:

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies,” or the Staff Statement. Specifically, the Staff Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the Staff Statement, we evaluated the accounting treatment of our 9,042,843 Public Warrants and 4,950,471 Private Placement Warrants, and determined that the Warrants should be recorded as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet from January 15, 2021 (inception) to March 31, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the Staff Statement our management concluded that, in light of the Staff Statement, a material weakness in our internal controls over financial reporting existed at March 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On January 19, 2021, our Sponsor paid an aggregate of $25,000 to cover certain of our expenses in exchange for issuance of 7,187,500 Founder Shares. Our Sponsor agreed to forfeit up to an aggregate of 937,500 Founder Shares to the extent that the Underwriters’ 45-day over-allotment option to purchase additional Units was not exercised in full by the Underwriters or was reduced, so that the Founder Shares would represent 20% of our issued and outstanding shares after the IPO. On March 31, 2021, the Underwriters partially exercised the over-allotment option to purchase an additional 2,128,532 Units. Concurrently with the exercise of the over-allotment option, our Sponsor surrendered for cancellation 532,132 Founder Shares. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On March 23, 2021, our Sponsor purchased 4,666,667 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $7.0 million, in a private placement that closed simultaneously with the closing of the IPO. Simultaneously with the closing of the over-allotment option on March 31, 2021, we sold an aggregate of 283,804 additional Private Placement Warrants to our Sponsor, generating gross proceeds to us of approximately $425,706. The issuances of the Private Placement Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On March 23, 2021, we consummated our IPO of 25,000,000 Units. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per whole share. Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. acted as representatives of the Underwriters. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $250.0 million. We granted the Underwriters a 45-day option to purchase up to an additional 3,750,000 units at the IPO price to cover over-allotments, if any. On March 31, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,128,532 Units generating gross proceeds of $21.3 million. On March 31, 2021, our Sponsor surrendered 532,132 Class B ordinary shares for cancellation in connection with the partial exercise of the over-allotment option. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253105). The Securities and Exchange Commission declared the registration statement effective on March 18, 2021.

Substantially concurrently with the closing of the IPO, we completed the private sale of 4,666,667 Private Placement Warrants, at a purchase price of $1.50 per Private Placement Warrant, to our Sponsor, generating gross proceeds of $7.0 million. In connection with the Underwriters’ partial exercise of their over-allotment option, our Sponsor purchased an additional 283,804 Private Placement Warrants, generating gross proceeds of approximately $0.4 million.

In connection with the IPO and the over-allotment, we incurred offering costs of approximately $15.7 million, inclusive of approximately $9.5 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the IPO. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the IPO expenses, $271.3 million of the net proceeds from our IPO, the over-allotment and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the IPO) were placed in the Trust Account. See Note 4 to the unaudited condensed financial statements for additional detail.

We have agreed to pay the Underwriters up to an additional $9.5 million on account of certain deferred underwriting fees in connection with the Initial Business Combination; provided, however, that the Underwriters will not be paid such additional fees if we do not complete the Initial Business Combination.

There has been no material change in the planned use of the proceeds from the IPO and Private Placement as is described in our final prospectus related to the IPO.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

1.1	Underwriting Agreement, dated March 18, 2021, among the Company, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as representatives of the underwriters. [1]

3.1	Amended and Restated Memorandum and Articles of Association.[1]

4.1	Warrant Agreement, dated March 23, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. [1]

10.1	Sponsor Warrants Purchase Agreement, dated March 23, 2021, between the Company and the Sponsor.[1]

10.2	Investment Management Trust Agreement, dated March 23, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.[1]

10.3	Registration Rights Agreement, dated March 23, 2021, among the Company, the Sponsor and the holders therein.[1]

10.4	Letter Agreement, dated March 23, 2021, among the Company, the Sponsor and each director and officer of the Company and certain officers of an affiliate of the Sponsor and an advisor of the Sponsor.[1]

10.5	Indemnity Agreement, dated March 23, 2021, between the Company and Martín Varsavsky Waisman-Diamond.[1]

10.6	Indemnity Agreement, dated March 23, 2021, between the Company and Yasmina Fage-Lana Andrea.[1]

10.7	Indemnity Agreement, dated March 23, 2021, between the Company and Stefan Krause.[1]

10.8	Indemnity Agreement, dated March 23, 2021, between the Company and Alex Clavel.[1]

10.9	Indemnity Agreement, dated March 23, 2021, between the Company and Ingo Hueck.[1]

10.10	Indemnity Agreement, dated March 23, 2021, between the Company and Matthieu Pigasse.[1]

10.11	Indemnity Agreement, dated March 23, 2021, between the Company and Bodo Uebber.[1]

10.12	Administrative Services Agreement between the Company and the Sponsor. [1]

10.13	Promissory Note, dated as of August 7, 2020, between the Registrant and the Sponsor.[2]

10.14	Administrative Services Agreement, dated March 23, 2021, between the Company and the Sponsor.[1]

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
1	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 23, 2021 and incorporated by reference herein.
2	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on March 6, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of July 2021.

LEVERE HOLDINGS CORP.

By:	/s/ Stefan Krause

Name:	Stefan Krause
Title:	Chief Financial Officer