Form 10-Q
period 2021-06-30
Levere Holdings Corp.
filed 2021-08-13
CIK 1841383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
(§232.405 of this chapter) during the precedin
g
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
As of August 12, 2021,

27,128,532 Class A ordinary shares, par value $0.0001, and 6,655,368 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Levere Holdings Corp.
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	4
	Condensed Balance Sheet as of June 30, 2021 (Unaudited)	4
	Condensed Statements of Operations from January 15, 2021 (inception) through June 30, 2021 and the three months ended June 30, 2021 (Unaudited)	5
	Condensed Statements of Changes in Shareholders’ Equity from January 15, 2021 (inception) through June 30, 2021 and the three months ended June 30, 2021 (Unaudited)	6
	Condensed Statement of Cash Flows from January 15, 2021 (inception) through June 30, 2021 (Unaudited)	7
	Notes to Unaudited Condensed Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURES

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING
STATEMENTS
This Quarterly Report on Form
10-Q
includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report on Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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
The forward-looking statements contained in this Quarterly Report on Form
10-Q
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
LEVERE HOLDINGS CORP.
CONDENSED BALANCE SHEET

June 30, 2021
(unaudited)
Assets:
Cash	$647,727
Prepaid Expenses	375,165

Total current assets	1,022,892
Other assets	237,528
Marketable securities held in Trust Account	271,289,777

Total Assets	$272,550,197

Liabilities and Shareholders’ Equity
Accrued offering costs and expense s	$239,441
Due to related party	2,581

Total current liabilities	242,022
Deferred underwriting fee	9,494,986
Warrant liability	15,112,779

Total liabilities	24,849,787

Commitments and Contingencies
Class A Ordinary shares subject to possible redemption, 24,270,041 shares at redemption value	242,700,409
Shareholders’ Equity:
Preferred share, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,858,491 shares issued and outstanding (excluding 24,270,041 shares subject to possible redemption)	286
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,655,368 shares issued and outstanding	666
Additional paid-in capital	4,359,350
Retained earnings	639,699

Total shareholders’ equity	5,000,001

Total Liabilities and Shareholders’ Equity	$272,550,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEVERE HOLDINGS CORP.
C
ONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH JUNE 30, 2021 AND
THE THREE MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Three Months Ended June 30, 2021	For the Period from January 15, 2021 (Inception) to June 30, 2021
Formation and operating costs	$152,434	$205,122

Loss from Operations	(152,434)	(205,122)

Other income (expense):
Interest earned on marketable securities held in Trust Account	4,123	4,457
Offering costs allocated to warrant s	—	(618,405)
Change in fair value of warrant liability	1,588,769	1,458,769

Total other income	1,592,892	844,821
Net income	$1,440,458	$639,699

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	24,127,578	23,975,831

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	9,656,322	8,308,501

Basic and diluted net income per share, Non-redeemable Class A and Class B ordinary shares	$0.15	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEVERE HOLDINGS CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH JUNE 30, 2021 AND
THREE MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in Capital	Retained Earnings/ Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Sale of 27,128,532 Units, net of offering expenses related to Class A ordinary shares and initial fair value of Public Warrants	27,128,532	2,713	—	—	245,501,191	—	245,503,904
Excess Private Placement proceeds received over initial fair value of Private Placement Warrants	—	—	—	—	1,531,807	—	1,531,807
Forfeiture of Class B ordinary shares by initial shareholders	—	—	(532,132)	(53)	53	—	—
Net loss	—	—	—	—	—	(800,759)	(800,759)
Ordinary shares subject to possible redemption	(24,125,995)	(2,413)	—	—	(241,257,537)	—	(241,259,950)

Balance as of March 31, 2021	3,002,537	$300	6,655,368	$666	$5,799,795	$(800,759)	$5,000,002
Net income	—	—	—	—	—	1,440,458	1,440,458
Change in Ordinary shares subject to possible redemption	(144,046)	(14)	—	—	(1,440,445)	—	$(1,440,459)

Balance as of June 30, 2021	2,858,491	$286	6,655,368	$666	$4,359,350	$639,699	$5,000,001

The accompanying notes are an integral part of these unaudited financial statements.

LEVERE HOLDINGS CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

Cash flows from operating activities:
Net income	$639,699
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(4,457)
Offering costs allocated to warrants	618,405
Change in fair value of warrant liability	(1,458,769)
Changes in operating assets and liabilities:
Prepaid expenses	(375,165)
Other assets	(237,528)
Accrued expenses	15,000
Due to related party	2,581

Net cash used in operating activities	(800,234)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(271,285,320)

Net cash used in investing activities	(271,285,320)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount	265,859,614
Proceeds from sale of Private Placement Warrants	7,425,706
Proceeds from promissory note related party	211,135
Payments of promissory note related party	(211,135)
Payment of offering costs	(577,039)

Net cash provided by financing activities	272,733,281

Net change in cash	647,727
Cash, beginning of period	—

Cash, end of the period	$647,727

Supplemental disclosure of cash flow information:
Initial classification of ordinary shares subject to possible redemption	$241,259,950

Change in ordinary shares subject to possible redemption	$1,440,459

Deferred underwriters’ discount payable charged to additional paid-in capital	$9,494,986

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
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income
in the form of interest income from the proceeds derived from the IPO.
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
The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2021. On March 23, 2021, the Company consummated the IPO of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note
3
. Each Unit consists of one Class A ordinary share,
and
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
4
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
4
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

Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $0.6 million in its operating bank account, and working capital of approximately $0.8 million.
The Company’s liquidity needs up to March 23, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note
5
). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placements not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loan.
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
Risks and Uncertainties
The Company’s management is continuing to evaluate the impact of the COVID-19 pandemic
and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for an initial Business Combination candidate, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Q and
Article 10 of
Regulation S-X of
the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented
The interim results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.
Marketable Securities Held in Trust Account
At June 30, 2021, all of the assets held in the Trust Account were held in money market fund
s
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
at the end of each reporting period.
The Company accounts for its 9,042,843 ordinary share warrants issued in connection with its Initial Public Offering and overallotment and its 4,950,471 Private Placement warrants as derivative warrant liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at the initial measurement date, and at subsequent measurement dates for the Private Placement Warrants. The fair value of the Public Warrants has been determined as of June 30, 2021, by reference to the quoted market price (see
Note 8
).
Warrant Liabilities
The Company evaluated the Warrants, which are discussed in Note 3, Note 4 and Note 8, in accordance with
ASC 815-40 and
concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in
ASC 815-40, the
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
Income Taxes
ASC 740 “Accounting for Income Tax” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Loss Per Share
Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method
in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings.

Reconciliation of Net Loss per Share
The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per Non-redeemable Class
A and Class B ordinary share is calculated as follows:

	Three Months Ended June 30, 2021	Period from January 15, 2021 to June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest earned on marketable securities held in Trust Account	$4,123	$4,457
Less: Interest allocable to Non-Redeemable Class A Ordinary Shares	(435)	(470)

Net income allocable to shares subject to possible redemption	$3,688	$3,987
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding	24,127,578	23,975,831

Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Class A and Class B Ordinary Shares
Numerator: Net Income Minus Net Earnings
Net Income	$1,440,458	$639,699
Less: Income attributable to ordinary shares subject to possible redemption	(3,688)	(3,987)

Non-Redeemable net income	$1,436,770	$635,712

Weighted average non-redeemable shares outstanding, basic and diluted	9,656,322	8,308,501

Basic and diluted net income per share	$0.15	$0.08

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
Note 3 — Initial Public Offering
Public Units
On March 23, 2021, the Company sold 25,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $250,000,000. The Company granted the underwriters in the IPO (the “Underwriters”)
a 45-day option
to purchase up to 3,750,000 additional Units to cover over-allotments, if any. On March 31, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,128,532 Units, generating an aggregate of gross proceeds of $21,285,320. Each Unit consists of one Class A ordinary share, and one-third of
one redeemable warrant to purchase one Class A ordinary share.
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
Note 4 — Private Placement
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
6
) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO.
Note 5 — Related Party Transactions
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
Due to Related Party
Commencing on March 23, 2021, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial administrative and other support services provided to members of the management team, in the amount of up to $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. A total of $2,581 has been accrued as of June 30, 2021.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital

Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may, at the option of the lender, be converted into Private Placement Warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor, its affiliates or any members of the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.
Note 6 — Commitments and Contingencies
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
Note 7 — Shareholders’ Equity
Preference Shares
 — The Company is authorized to issue 5,000,000
preference shares at par value of $0.0001 each and provide that preference shares may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At June 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary shares
 — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2021, there were 2,858,491 shares issued and outstanding, excluding 24,270,041 shares subject to possible redemption.
Class
 B Ordinary shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At June 30, 2021, there were 6,655,368 Class B ordinary shares issued and outstanding.
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
Note 8 — Fair Value Measurements
The Company follows the guidance in ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and
reported at fair value at each reporting period,
and non-financial assets
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$271,289,777	$271,289,777	$—	$—

	$271,289,777	$271,289,777	$—	$—

Liabilities:
Public Warrants Liability	$9,766,270	$9,766,270	$—	$—
Private Placement Warrants Liability	5,346,509	—	—	5,346,509

	$15,112,779	$9,766,270	$—	$5,346,509

The Warrants are accounted for as liabilities in accordance with
ASC 815-40 and
are presented within warrant liabilities on the Condensed Balance Sheet. The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrant liabilities in the Condensed Statement of Operations.
The Company established the initial fair value of the Public Warrants and Private Placement Warrants on March 23, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model. On June 30, 2021, the Company established the fair value of the Private Warrants using a Monto Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date and the Private Warrants were classified as Level 3 at June 30, 2021 due to the use of unobservable inputs. As of June 30, 2021, the Public Warrant were transferred to Level 1 due to the use of the quote market price.
The following table presents the changes Level 3 liabilities:

Fair Value at January 15, 2021 (inception)	$—
Initial fair value of public and private warrants	15,386,666
Initial fair value of public and private warrants issued with over-allotment	1,184,882
Change in fair value of public and private warrants	(1,458,769)
Transfer of public warrants to Level 1	(9,766,270)

Fair Value at June 30, 2021	$5,346,509

The key inputs into the Monte Carlo simulation as of March 23, 2021 and June 30, 2021 were as follows:

Inputs	(Initial Measurement) March 23, 2021	June 30, 2021
Risk-free interest rate	1.06%	1.04%
Expected term remaining (years)	6.00	6.00
Expected volatility	15.0%	15.0%
Share price	$9.61	$9.78
Note 9 — Subsequent Events
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
Simultaneously with the closing of the IPO, we consummated the private placement of 4,666,667 warrants at a price of $1.50 per warrant, or the Private Placement Warrants, and together with the Public Warrants, the Warrants, to the Sponsor, generating gross proceeds of $7.0 million, or the IPO Private Placement. Simultaneously with the closing of the exercise of the overallotment option, we completed the sale of an aggregate of an additional 283,804 Private Placement Warrants to the Sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $0.4 million, or the Over-Allotment Private Placement and together with the IPO Private Placement, the Private Placements.
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
Warrant Accounting
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

Results of Operations
For the period from January 15, 2021 to June 30, 2021, we had a net income of approximately $0.6 million, which included a loss from operations of $0.2 million, offering cost expense allocated to warrants of $0.6 million, and a gain from the change in fair value of warrant liabilities of $1.5 million. Our business activities from inception to June 30, 2021 consisted primarily of our formation and completing our IPO and, since the completion of our IPO, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $0.6 million in our operating bank account, and working capital of approximately $0.8 million.
Our liquidity needs up to March 23, 2021 had been satisfied through (i) a capital contribution from our Sponsor of $25,000 for the 7,187,500 Class B ordinary shares, par value $0.0001 per share, or the Founder Shares, and (ii) proceeds from the loan under an unsecured promissory note from our Sponsor of up to $300,000. Subsequent to the consummation of our IPO, our liquidity needs have been satisfied through the net proceeds from the Private Placements not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loan.
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
Contractual Obligations
As of June 30, 2021 we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
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
Net Loss Per Share
Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method
in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings.
Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2021,
we did not have any off-balance sheet arrangements as defined in
Item 303(a)(4)(ii) of
Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by
Rule 12b-2 of
the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in
Rules 13a-15(e) and 15d-15(e) under
the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.
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
Our internal control over financial reporting did not result in the proper accounting classification of certain of the Warrants we issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued the Staff Statement. The Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our IPO in March 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein.
As noted above, our internal control over financial reporting did not result in the proper accounting classification of certain of the Warrants we issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to our final prospectus for the IPO as filed with the SEC on March 19, 2021. The risk factors set forth below represents new risk factors or those containing changes, including material changes, to the similarly titled risk factor included in our final prospectus for the IPO.
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
As a result, included on our balance sheet from January 15, 2021 (inception) to June 30, 2021 contained elsewhere in this Form
10-Q
are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification
815-40,
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
We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Following this issuance of the Staff Statement our management concluded that, in light of the Staff Statement, a material weakness in our internal controls over financial reporting existed at June 30, 2021. Given this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
To respond to the material weakness discussed above, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
On March 23, 2021, we consummated our IPO of 25,000,000 Units. Each Unit consists of one Class A ordinary share, and one-third
of one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per whole share. Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. acted as representatives of the Underwriters. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $250.0 million. We granted the Underwriters a
45-day
option to purchase up to an additional 3,750,000 units at the IPO price to cover over-allotments, if any. On March 31, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,128,532 Units generating gross proceeds of $21.3 million. On March 31, 2021, our Sponsor surrendered 532,132 Class B ordinary shares for cancellation in connection with the partial exercise of the over- allotment option. The securities in the offering were registered under the Securities Act on a registration statement on Form
S-1
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
In connection with the IPO and the
over-allotment,
we incurred offering costs of approximately $15.7 million, inclusive of approximately $9.5 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the IPO. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the IPO expenses, $271.3 million of the net proceeds from our IPO, the over-allotment and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the IPO) were placed in the Trust Account. See Note 3 to the unaudited condensed financial statements for additional detail.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association.1

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

lOl.CAL	XBRL Taxonomy Extension Calculation Linkbase Docmnent

lOl.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
1	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 23, 2021 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August 2021.

LEVERE HOLDINGS CORP.

By:	/s/ Stefan Krause
Name:	Stefan Krause
Title:	Chief Financial Officer