Form 10-Q
period 2021-09-30
Levere Holdings Corp.
filed 2021-11-22
CIK 1841383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSIO
N
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
the Exchange Act).  Yes    ☒    No    ☐
As of November 1
9
, 2021, 27,128,532 Class A ordinary shares, par value $0.0001, and 6,782,133 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Levere Holdings Corp.
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION		4
Item 1.	Condensed Financial Statements	4
	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	4
	Condensed Statements of Operations from January 15, 2021 (inception) through September 30, 2021 and the three months ended September 30, 2021 (Unaudited)	5
	Condensed Statements of Changes in Shareholders’ Deficit from January 15, 2021 (inception) through September 30, 2021 and the three months ended September 30, 2021 (Unaudited)	6
	Condensed Statement of Cash Flows from January 15, 2021 (inception) through September 30, 2021 (Unaudited)	7
	Notes to Unaudited Condensed Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
SIGNATURES		27

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

PART I - FINANCIAL INFORMATIO
N
Item 1. Financial Statements.
LEVERE HOLDINGS CORP.
CONDENSED BALANCE SHEET

September 30, 2021
(unaudited)
Assets:
Cash	$487,983
Prepaid Expenses	357,152

Total current assets	845,135
Other assets	154,038
Marketable securities held in Trust Account	271,293,945

Total Assets	$272,293,118

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$236,824
Due to related party	2,581

Total current liabilities	239,405
Deferred underwriting fee	9,494,986
Warrant liability	11,943,822

Total liabilities	21,678,213

Commitments and Contingencies
Class A Ordinary shares subject to possible redemption, 27,128,532 shares at redemption value	271,293,945
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 27,128,532 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,782,133 shares issued and outstanding	678
Additional paid-in capital	—
Accumulated deficit	(20,679,718)

Total shareholders’ deficit	(20,679,040)

Total Liabilities and Shareholders’ Deficit	$272,293,118

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEVERE HOLDINGS CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 AND
THE THREE MONTHS ENDED SEPTEMBER 30, 202
1
(UNAUDITED)

	Three Months Ended September 30, 2021	For the Period from January 15, 2021 (Inception) to September 30, 2021

Formation and operating costs	$258,630	$463,752

Loss from operations	(258,630)	(463,752)

Other income (expense):
Interest earned on marketable securities held in Trust Account	4,169	8,626
Offering costs allocated to warrants	—	(618,405)
Change in fair value of warrant liability	3,168,957	4,627,726

Total other income	3,173,126	4,017,947

Net income	$2,914,496	$3,554,195

Weighted average shares outstanding, Class A ordinary shares	27,128,532	20,044,980

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.09	$0.13

Weighted average shares outstanding, Class B ordinary shares	6,676,036	6,448,800

Basic and diluted net income per share, Class B ordinary shares	$0.09	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEVERE HOLDINGS CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 AND
THREE MONTHS ENDED SEPTEMBER 30, 202
1
(UNAUDITED)

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Ordinary shares		Ordinary shares
	Shares	Amount	Shares	Amount
Balance as of January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Excess Private Placement proceeds received over initial fair value of Private Placement Warrants	—	—	—	—	1,531,807	—	1,531,807
Forfeiture of Class B ordinary shares by initial shareholders	—	—	(532,132)	(53)	53	—	—
Net loss	—	—	—	—	—	(800,759)	(800,759)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,556,141)	(24,225,609)	(25,781,750)

Balance as of March 31, 2021 (restated)	—	$—	6,655,368	$666	$—	$(25,026,368)	$(25,025,702)

Net income	—	—	—	—	—	1,440,458	1,440,458
Accretion of Ordinary shares subject to possible redemption	—	—	—	—	—	(4,123)	(4,123)

Balance as of June 30, 2021 (restated)	—	$—	6,655,368	$666	$—	$(23,590,033)	$(23,589,367)

Net income	—	—	—	—	—	2,914,496	2,914,496
Reissuance of forfeited Class B ordinary shares to initial shareholders	—	—	126,765	12	—	(12)	—
Accretion of Ordinary shares subject to possible redemption	—	—	—	—	—	(4,169)	(4,169)

Balance as of September 30, 2021	—	$—	6,782,133	$678	$—	$(20,679,718)	$(20,679,040)

The accompanying notes are an integral part of these unaudited financial statements.

LEVERE HOLDINGS CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED
)

Cash flows from operating activities:
Net income	$3,554,195
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(8,626)
Offering costs allocated to warrants	618,405
Change in fair value of warrant liability	(4,627,726)
Changes in operating assets and liabilities:
Prepaid expenses	(357,152)
Other assets	(154,038)
Accrued expenses	36,824
Due to related party	2,581

Net cash used in operating activities	(935,537)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(271,285,320)

Net cash used in investing activities	(271,285,320)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount	265,859,614
Proceeds from sale of Private Placement Warrants	7,425,706
Proceeds from promissory note related party	211,135
Payments of promissory note related party	(211,135)
Payment of offering costs	(601,480)

Net cash provided by financing activities	272,708,840

Net change in cash	487,983
Cash, beginning of period	—

Cash, end of the period	$487,983

Supplemental disclosure of cash flow information:
Initial classification of ordinary shares subject to possible redemption	$271,285,654

Change in ordinary shares subject to possible redemption	$8,291

Deferred underwriting commissions payable charged to additional paid in capital	$9,494,986

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEVERE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT
S
Note 1 — Organization and Business Operations
Levere Holdings Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on January 15, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (the “Business Combination”).
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The
Company generates non-operating income in
the form of interest income from the proceeds derived from the IPO.
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
per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per whole share (each whole warrant, a “Public Warrant”).
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
Liquidity Capital Resources and Going Concern
As of September 30, 2021, the Company had approximately $0.5 million in its operating bank account, and working capital of approximately $0.6 million.
The Company’s liquidity needs up to March 23, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placements not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loan.
These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties
The Company’s management is continuing to evaluate the impact of the COVID-19 pandemic and
has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for an initial Business Combination candidate, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty
.
Note 2 - Restatement of Previously Issued Financial Statements
In the Company’s previously issued financial statements, a portion of the Public Shares were classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial Business Combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its Public Shares required to keep its shareholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”
However, in light of recent comment letters issued by the SEC to several special purpose acquisition companies, management re-evaluated
the Company’s application of ASC
480-10-99
to its accounting classification of Public Shares. Upon
re-evaluation,
management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that all of the Public Shares should be classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Public Shares with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.
In connection with the change in presentation for the Public Shares, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to redeemable and nonredeemable ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares pro rata in the income (loss) of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all Public Shares as temporary equity. As such the Company is restating those periods in this Quarterly Report
.
Impact of the Restatement
The impact to the balance sheets as of March 23, 2021, March 31, 2021
a
nd June 30, 2021 is presented below:

	As Reported	Adjustment	As Restated
Balance Sheet as of March 23, 2021 (as revised in footnote 2 of form 10-Q filed on July 9, 2021)
Ordinary shares subject to possible redemption	$222,309,354	$27,690,646	$250,000,000
Class A Ordinary shares, $0.0001 par value	277	(277)	—
Class B Ordinary shares, $0.0001 par value	719	—	719
Additional Paid in Capital	5,598,892	(5,598,892)	—
Accumulated Deficit	(599,882)	(22,091,477)	(22,691,359)
Total Shareholders’ Equity (Deficit)	$5,000,006	$(27,690,646)	$(22,690,640)
Number of shares subject to redemption	22,230,935	2,769,065	25,000,000
Balance Sheet as of March 31, 2021 (per form 10Q filed on July 9, 2021)
Ordinary shares subject to possible redemption	$241,259,950	$30,025,704	$271,285,654
Class A Ordinary shares, $0.0001 par value	300	(300)	—
Class B Ordinary shares, $0.0001 par value	666	—	666
Additional Paid in Capital	5,799,795	(5,799,795)	—
Accumulated Deficit	(800,759)	(24,225,609)	(25,026,368)
Total Shareholders’ Equity (Deficit)	$5,000,002	$(30,025,704)	$(25,025,702)
Number of shares subject to redemption	24,125,995	3,002,537	27,128,532

	As Reported	Adjustment	As Restated
Balance Sheet as of June 30, 2021 (per form 10Q filed on August 13, 2021)
Ordinary shares subject to possible redemption	$242,700,409	$28,589,368	$271,289,777
Class A Ordinary shares, $0.0001 par value	286	(286)	—
Class B Ordinary shares, $0.0001 par value	666	—	666
Additional Paid in Capital	4,359,350	(4,359,350)	—
Accumulated Deficit	639,699	(24,229,732)	(23,590,033)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(28,589,368)	$(23,589,367)
Number of shares subject to redemption	24,270,041	2,858,491	27,128,532
The impact to the statement of operations for the three months ended March 31, 2021 and for the three and six months ended June 30, 2021 is presented below:

Statement of Operations for the three months ended March 31, 2021 (per form 10-Q filed on July 9, 2021)
Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,809,201	(20,820,668)	2,988,533
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$—	$(0.09)	$(0.09)
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	6,434,043	(507,657)	5,926,386
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$(0.12)	$0.03	$(0.09)

Statement of Operations for the three months ended June 30, 2021 (per form 10Q filed on August 13, 2021)
Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	24,127,578	3,000,954	27,128,532
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$—	$0.04	$0.04
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	9,656,322	(3,000,954)	6,655,368
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$0.15	$(0.11)	$0.04
Statement of Operations for the six months ended June 30, 2021 (per form 10Q filed on August 13, 2021)
Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,975,831	(7,833,167)	16,142,664
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$—	$0.03	$0.03
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	8,308,501	(1,984,885)	6,323,616
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$0.08	$(0.05)	$0.03

The impact to the statement of changes in shareholders’ equity (deficit) for the three months ended March 31, 2021 and for the three months ended June 30, 2021 is presented below:
Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended March 23, 2021 (per form 10-Q filed on July 9, 2021)

	As Reported	Adjustments	As Restated
Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended March 23, 2021 (per form 10-Q filed on July 9, 2021)
Sale of 27,128,532 Units, net of offering expenses related to Class A ordinary shares and initial fair value of Public Warrants
Class A Ordinary shares – Shares	27,128,532	(27,128,532)	—
Class A Ordinary shares – Amount	$2,713	$(2,713)	$—
Additional Paid-in-Capital	$245,501,191	$(245,501,191)	$—
Total Shareholders’ Equity	$245,503,904	$(245,503,904)	$—
Ordinary shares subject to possible redemption
Class A Ordinary shares – Shares	(24,125,995)	24,125,995	—
Class A Ordinary shares – Amount	$(2,413)	$2,413	$—
Additional Paid-in-Capital	$(241,257,537)	$(241,257,537)	$—
Total Shareholders’ Equity	$(241,259,950)	$(241,259,950)	$—
Accretion of Class A Ordinary shares subject to possible redemption
Additional Paid-in-Capital	$—	$(1,556,141)	$(1,556,141)
Accumulated deficit	$—	$(24,225,609)	$(24,225,609)
Total Shareholders’ Equity	$—	$(25,781,750)	$(25,781,750)
Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (per form 10-Q filed on August 13, 2021)
Ordinary shares subject to possible redemption
Class A Ordinary shares – Shares	(144,046)	144,046	—
Class A Ordinary shares – Amount	$(14)	$14	$—
Additional Paid-in-Capital	$(1,440,445)	$1,440,445	$—
Total Shareholders’ Equity	$(1,440,459)	$(1,440,459)	$—
Accretion of Class A Ordinary shares subject to possible redemption
Accumulated deficit	$—	$(4,123)	$(4,123)
Total Shareholders’ Equity	$—	$(4,123)	$(4,123)
Note 3 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of Amer
i
ca (“GAAP”) for interim financial information and in accord
a
nce with the instructions
to Form 10-Q and Article

of Regulation S-X of the
SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

1
1

The interim results for the three months ended September 30, 2021 and for the period from January 15, 2021 (Inception) to September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.
Marketable Securities Held in Trust Account
At September 30, 2021, all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.
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
at the end of each reporting period.
The Company evaluated the Warrants, which are discussed in Note 4, Note 5 and Note 9, in accordance with ASC
815-40
and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC
815-40,
the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change. The fair value of warrants issued by the Company in connection with the IPO and Private Placement has been estimated using Monte-Carlo simulations at the initial measurement date, and at subsequent measurement dates for the Private Placement Warrants. The fair value of the Public Warrants has been determined as of September 30, 2021, by reference to the quoted market price (see Note 9).

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
Ordinary shares Subject to Possible Redemption
All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, all Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.
Income Taxes
ASC 740 “Accounting for Income Tax” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Income Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the IPO and the private placement to purchase 13,993,314 ordinary shares in the calculation of diluted loss per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.
The Company’s condensed statement of operations applies the
two-class
method in calculating net income per share. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of shares.

Reconciliation of Net Income per Shar
e
The Company’s net income is adjusted for the portion of net income that is allocable to each class of ordinary shares. The allocable net income is calculated by multiplying net income by the ratio of weighted average number of shares outstanding attributable to Class A and Class B ordinary shares to the total weighted average number of shares outstanding for the period. Accordingly, basic and diluted income per ordinary share is calculated as follows:

	For the three months ended September 30, 2021	For the Period from January 15, 2021 (Inception) to September 30, 2021
Net Income per share for Class A ordinary share:
Net income	$2,914,496	$3,554,195
Less: Allocation of income to Class B ordinary shares	574,151	864,374

Adjusted net income	$2,340,345	$2,689,821
Weighted average shares outstanding of Class A ordinary shares	27,128,532	20,044,980

Basic and diluted net income per share, Class A ordinary shares	$0.09	$0.13

Net Income per share for Class B ordinary shares:
Net income	$2,914,496	$3,554,195
Less: Allocation of income to Class A ordinary shares	2,340,345	2,689,821

Adjusted net income	$574,151	$864,374

Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,676,036	6,448,800

Basic net income per share, Class B ordinary shares	$0.09	$0.13

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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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
In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price
.
Note 5 — Private Placement
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

On March 31, 2021, the Sponsor surrendered to the Company for cancellation, 532,132 Class B ordinary shares. Upon further evaluation, management determined that, due to a clerical error in the calculation of the number of Class B ordinary shares to be surrendered to the Company in connection with the partial exercise of the over-allotment option, the Sponsor inadvertently surrendered 126,765 Class B ordinary shares more than the 405,367 Class B ordinary shares that were required to have been forfeited by it in connection with the partial exercise of the over-allotment option (the “Clerical Error”). Accordingly, on September 16, 2021, the Company issued 126,765 Class B ordinary shares to the Sponsor, for no consideration, to correct the Clerical Error, such that the total number of Class B ordinary shares forfeited by the Sponsor, after giving effect to the correction of the Clerical Error, was 405,367 Class B ordinary shares.
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
Due to Related Party
Commencing on March 23, 2021, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial administrative and other support services provided to members of the management team, in the amount of up to $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. A total of $2,581 has been accrued as of September 30, 2021.
Promissory Note — Related Party
On January 19, 2021, the Sponsor agreed to loan the Company up to
$300,000
to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of: (i) June 30, 2021 or (ii) the date of the consummation of the IPO. As of
March 23, 2021, the Company had borrowed
 $211,135
under the Note. On March 26, 2021, the Company paid the balance on the note in full.
Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may, at the option of the lender, be converted into Private Placement Warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor, its affiliates or any members of the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
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
within
any 30-trading day
period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees will be subj
e
ct to the same restrictions and other agreements of our sponsor with respect to any founder shares
.
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
Note 8 — Shareholders’ Equity (Deficit) and Shares Subject to Possible Redemption
Preference Shares
 — The Company is authorized to issue 5,000,000 preference shares at par value of $0.0001 each and provide that preference shares may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary shares
 — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2021, there were no shares issued and outstanding, excluding 27,128,532 shares subject to possible redemption.
Class
 B Ordinary shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At September 30, 2021, there were 6,782,133 Class B ordinary shares issued and outstanding.
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$271,293,945	$271,293,945	$—	$—

	$271,293,945	$271,293,945	$—	$—

Liabilities:
Public Warrants Liability	$7,686,417	$7,686,417	$—	$—
Private Placement Warrants Liability	4,257,405	—	—	4,257,405

	$11,943,822	$7,686,417	$—	$4,257,405

The Warrants are accounted for as liabilities in accordance
with ASC 815-40 and
are presented within warrant liabilities on the Condensed Balance Sheet. The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrant liabilities in the Condensed Statement of Operations.
The Company established the initial fair value of the Public Warrants and Private Placement Warrants on March 23, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model. On September 30, 2021, the Company established the fair value of the Private Warrants using a Monto Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date and the Private Warrants were classified as Level 3 at September 30, 2021 due to the use of unobservable inputs. As of September 30, 2021, the Public Warrant were transferred to Level 1 due to the use of the quote market price.

The following table presents the changes Level 3 liabilities:

Fair Value at January 15, 2021 (inception)	$—
Initial fair value of public and private warrants	15,386,666
Initial fair value of public and private warrants issued with over-allotment	1,184,882
Change in fair value of public and private warrants	(1,458,769)
Transfer of public warrants to Level 1	(9,766,270)

Fair Value at June 30, 2021	$5,346,509

Change in fair value of private warrants	(1,089,104)

Fair Value at September 30, 2021	$4,257,405

The key inputs into the Monte Carlo simulation as of March 23, 2021 and September 30, 2021 were as follows
:

Inputs	(Initial Measurement) March 23, 2021	September 30, 2021
Risk-free interest rate	1.06%	1.15%
Expected term remaining (years)	6.0	6.0
Expected volatility	15.0%	16%
Share price	$9.61	$9.76
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
If we have not completed a Business Combination within 24 months from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Results of Operations
For the period from January 15, 2021 to September 30, 2021, we had a net income of approximately $3.55 million, which included a loss from operations of $0.46 million, offering cost expense allocated to warrants of $0.62 million, and a gain from the change in fair value of warrant liabilities of $4.63 million.
For the three months ended September 30, 2021, we had a net income of approximately $2.91 million, which included a loss from operations of $0.26 million and a gain from the change in fair value of warrant liabilities of $3.17 million.
Our business activities from inception to September 30, 2021 consisted primarily of our formation and completing our IPO and, since the completion of our IPO, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.
Liquidity, Capital Resources and Going Concern
As of September 30, 2021, we had approximately $0.5 million in our operating bank account, and working capital of approximately $0.6 million.
Our liquidity needs up to March 23, 2021 had been satisfied through (i) a capital contribution from our Sponsor of $25,000 for the 7,187,500 Class B ordinary shares, par value $0.0001 per share, or the Founder Shares, and (ii) proceeds from the loan under an unsecured promissory note from our Sponsor of up to $300,000. Subsequent to the consummation of our IPO, our liquidity needs have been satisfied through the net proceeds from the Private Placements not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loan.
Based on the foregoing, these conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of our financial statements. Our financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.
Contractual Obligations
As of September 30, 2021 we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
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
Ordinary Shares Subject to Possible Redemption
All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to our charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021 and December 31, 2020, all Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets, respectively.
We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.
Net Income (Loss) Per Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of warrants sold in the IPO and the Private Placements to purchase 13,993,314 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.
Our condensed statement of operations applies the
two-class
method in calculating net income per share. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income attributable to us by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of shares.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. Our management is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance Sheet Arrangements
As of September 30,
2021, we did not have any off-balance sheet arrangements as defined in Item
303(a)(4)(ii)
of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined
by Rule 12b-2 of the
Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the
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
Based upon this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due solely to the material weaknesses in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control over Financial Reporting
Except as set forth below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Our internal control over financial reporting did not result in the proper classification of our warrants within our previously issued balance sheet as of March 23, 2021 included in our Current Report on Form 8-K filed with the SEC on March 29, 2021. On April 12, 2021, the staff of the SEC, or the SEC Staff issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies”, or the Staff Statement. In the Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the Special Purpose Acquisition Companies’, or SPAC, balance sheet as opposed to equity. Since issuance on March 23, 2021, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, management concluded that our warrants should have been presented as liabilities with subsequent fair value remeasurement.
Our internal control over financial reporting also did not result in the proper classification of all redeemable Public Shares as temporary equity within our previously issued financial statements. Historically, a portion of our Public Shares was classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that we will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001. In light of recent comment letters issued by the SEC to several SPACs, our management re-evaluated our application of ASC 480-10-S99- 3A to our accounting classification of Public Shares and determined that our Public Shares include certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets required to complete our initial Business Combination.

Therefore, in consultation with the audit committee of our board of directors, on November 17, 2021, we concluded that our previously issued issued balance sheet as of March 23, 2021 included in our Current Report on Form 8-K filed with the SEC on March 29, 2021 and unaudited interim financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, filed with the SEC on July 9, 2021 and August 13, 2021, respectively (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon and resulted in a material weakness of our controls over financial reporting in evaluated complex financial instruments. As such, we have restated our financial statements for the Affected Periods in this Quarterly Report, as described in Note 2 of the notes to the financial statements included herein.
It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.
To respond to the material weakness noted above, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
As a result, included on our balance sheet from January 15, 2021 (inception) to September 30, 2021 contained elsewhere in this
Form 10-Q are
derivative liabilities related to embedded features contained within our Warrants. Accounting Standards
Codification 815-40, “Derivatives
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
We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Following this issuance of the Staff Statement our management concluded that, in light of the Staff Statement, a material weakness in our internal controls over financial reporting existed. Additionally, in light of recent comment letters issued by the SEC to several

SPACs, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of the Public Shares. Our management and our audit committee concluded that it was appropriate to restate our previously issued balance sheet as of March 23, 2021 included in our Current Report on Form 8-K filed with the SEC on March 29, 2021 and unaudited interim financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, filed with the SEC on July 9, 2021 and August 13, 2021, respectively. As part of such process, we identified an additional material weakness in our internal control over financial reporting. Given these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on
Form 10-Q
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
To respond to the material weaknesses discussed above, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
Upon further evaluation, management determined that, due to a clerical error in the calculation of the number of Class B ordinary shares to be surrendered to us in connection with the partial exercise of the over-allotment option, the Sponsor inadvertently surrendered 126,765 Class B ordinary shares more than the 405,367 Class B ordinary shares that were required to have been forfeited by it in connection with the partial exercise of the over-allotment option (the “Clerical Error”). Accordingly, on September 16, 2021, we issued 126,765 Class B ordinary shares to the Sponsor, for no consideration, to correct the Clerical Error, such that the total number of Class B ordinary shares forfeited by the Sponsor, after giving effect to the correction of the Clerical Error, was 405,367 Class B ordinary shares.
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
In connection with the IPO and the over-allotment, we incurred offering costs of approximately $15.7 million, inclusive of approximately $9.5 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the IPO. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the IPO expenses, $271.3 million of the net proceeds from our IPO, the over-allotment and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the IPO) were placed in the Trust Account. See Note 1 to the unaudited condensed financial statements for additional detail.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of November 2021.

LEVERE HOLDINGS CORP.

By:	/s/ Stefan Krause
Name:	Stefan Krause
Title:	Chief Financial Officer