Form 10-Q
period 2022-03-31
Levere Holdings Corp.
filed 2022-05-26
CIK 1841383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
As of May 20, 2022, 27,128,532 Class A ordinary shares, par value $0.0001, and 6,782,133 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Levere Holdings Corp.
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION		4

Item 1.	Condensed Financial Statements	4

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	4

	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 15, 2021 (inception) through March 31, 2021 (Unaudited)	5

	Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 and for the period from January 15, 2021 (inception) through March 31, 2021 (Unaudited)	6

	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 15, 2021 (inception) through March 31, 2021 (Unaudited)	7

	Notes to Unaudited Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

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
Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Quarterly Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance; and

•	the other risks and uncertainties discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LEVERE HOLDINGS CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets:
Cash	$203,462	$300,844
Due from related party	—	97,419
Prepaid Expenses	364,028	337,935

Total current assets	567,490	736,198
Other assets	—	69,842
Marketable securities held in Trust Account	271,321,231	271,298,677

Total Assets	$271,888,721	$272,104,717

Liabilities and Shareholders’ Deficit
Accrued offering costs and expenses	$467,654	$505,636
Due to related party	2,581	—

Total current liabilities	470,235	505,636
Deferred underwriting fee	9,494,986	9,494,986
Warrant liabilities	4,247,499	10,264,624

Total liabilities	14,212,720	20,265,246

Commitments and Contingencies
Class A Ordinary shares subject to possible redemption, 27,128,532 shares at redemption value	271,321,231	271,298,677
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 27,128,532 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,782,133 shares issued and outstanding (1)	678	678
Additional paid-in capital (2)	233,172	—
Accumulated deficit	(13,879,080)	(19,459,884)

Total shareholders’ deficit	(13,645,230)	(19,459,206)

Total Liabilities and Shareholders’ Deficit	$271,888,721	$272,104,717

(1)
On January 19, 2021 an aggregate of 7,187,500 founder shares were issued to Goggo Network Gmbh (the “Sponsor”) for an aggregate purchase price of $25,000. Up to 937,500 Founder Shares were subject to forfeiture by the Sponsor, depending on the extent to which the Underwriters’ over-allotment option was exercised. On March 31, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,128,532 Units, and forfeited the remainder of the option. As a result none of the Class B ordinary shares are subject to forfeiture any longer.

(2)
On January 31, 2022 the Sponsor executed a settlement agreement in the amount of $255,726 relating to Levere’s IPO legal work. The Sponsor agreed to release Levere from all liability obligations associated with the settle agreement. As a result, the full amount was recorded to additional paid in capital.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEVERE HOLDINGS CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period from January 15, 2021 (Inception) to March 31, 2021
Formation and operating costs	$458,875	$52,688

Loss from operations	(458,875)	(52,688)

Other income (expense):
Interest earned on marketable securities held in Trust Account	22,554	334
Offering costs allocated to warrants	—	(618,405)
Change in fair value of warrant liabilities	6,017,125	(130,000)

Total other income (expense)	6,039,679	(748,071)

Net income (loss)	$5,580,804	$(800,759)

Weighted average shares outstanding, Class A ordinary shares	27,128,532	2,988,533

Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.16	$(0.09)

Weighted average shares outstanding, Class B ordinary shares	6,782,133	5,926,386

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.16	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEVERE HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND
FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(UNAUDITED)

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Ordinary shares		Ordinary shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	6,782,133	$678	$—	$(19,459,884)	$(19,459,206)
Net income	—	—	—	—	—	5,580,804	5,580,804
Expenses paid on behalf of the Company by the Sponsor (1)	—	—	—	—	255,726	—	255,726
Accretion of Class A Ordinary shares subject to possible redemption	—	—	—	—	(22,554)	—	(22,554)

Balance as of March 31, 2022	—	$—	6,782,133	$678	$233,172	$(13,879,080)	$(13,645,230)

(1)
On January 31, 2022 the Sponsor executed a settlement agreement in the amount of $255,726 relating to Levere’s IPO legal work. The Sponsor agreed to release Levere from all liability obligations associated with the settle agreement. As a result, the full amount was recorded to additional paid in capital.

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Ordinary shares		Ordinary shares
	Shares	Amount	Shares	Amount
Balance as of January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Excess Private Placement proceeds received over initial fair value of Private Placement Warrants	—	—	—	—	1,531,807	—	1,531,807
Forfeiture of Class B ordinary shares by initial shareholders	—	—	(532,132)	(53)	53	—	—
Net loss	—	—	—	—	—	(800,759)	(800,759)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,556,141)	(24,225,609)	(25,781,750)

Balance as of March 31, 2021 (restated)	—	$—	6,655,368	$666	$—	$(25,026,368)	$(25,025,702)

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

LEVERE HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period from January 15, 2021 (Inception) through March 31, 2021
Cash flows from operating activities:

Net income (loss)	$5,580,804	$(800,759)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(22,554)	(334)
Offering costs allocated to warrants	—	618,405
Change in fair value of warrant liability	(6,017,125)	130,000
Expenses paid on behalf of the Company by the Sponsor	55,726	—
Changes in operating assets and liabilities:
Prepaid expenses	(26,093)	(403,525)
Other assets	69,842	(319,639)
Accrued expenses	162,018	712,808
Due to related party	100,000	2,581

Net cash used in operating activities	(97,382)	(60,463)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(271,285,320)

Net cash used in investing activities	—	(271,285,320)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discount	—	265,859,614
Proceeds from sale of Private Placement Warrants	—	7,425,706
Proceeds from promissory note related party	—	211,135
Payments of promissory note related party	—	(211,135)
Payment of offering costs	—	(301,771)

Net cash provided by financing activities	—	273,008,549

Net change in cash	(97,382)	1,662,766
Cash, beginning of period	300,844	—

Cash, end of the period	$203,462	$1,662,766

Supplemental disclosure of cash flow information:
Initial classification of ordinary shares subject to possible redemption	$—	$271,285,654

Expenses paid on behalf of the Company by the Sponsor	$200,000	—

Change in ordinary shares subject to possible redemption	$22,554	$—

Deferred underwriting commissions payable charged to additional paid in capital	$—	$9,494,986

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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest.
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
On March 31, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,128,532 Units, generating an aggregate of gross proceeds of $21,285,320, incurred $425,706 in cash underwriting fees
. The underwriters
forfeited the remainder of the option
 on May 2, 2021
.
Simultaneously with the closing of the
partial
exercise of the over-allotment option,
we
completed the sale of an additional 283,804 Private Placement Warrants to our
Sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $425,706, which is discussed in Note 4
, referred to herein as
the Over-Allotment Private Placement, and together with the IPO Private Placement, the Private Placements
. On March 31, 2021, our Sponsor surrendered 532,132 Class B ordinary shares for cancellation in connection with the partial exercise of the over- allotment option. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253105). The Securities and Exchange Commission declared the registration statement effective on March 18, 2021.
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
Liquidity, Capital Resources and Going Concern
As of March 31, 2022, the Company had approximately $0.2 million in its operating bank account, and working capital of approximately $0.1 million.
The Company’s liquidity needs up to March 23, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placements not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of March 31, 2022, there were no amounts outstanding under any working capital loan.
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete the Business Combination before the mandatory liquidation date.
These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties
Results of operations and the Company’s ability to complete the Proposed Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 is not necessarily indicative of the results that may be expected through December 31, 2022 or for any future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form
10-K
filed by the Company with the SEC on April 20, 2022.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.
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
the end of each reporting period.
The Company evaluated the Warrants, which are discussed in Note 3, Note 4 and Note 8, in accordance with
ASC 815-40 and
concluded that a provision in the Warrant Agreement
dated March 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, or the Warrant Agreement,
related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in
ASC 815-40, the
Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change. The fair value of warrants issued by the Company in connection with the IPO and Private Placement has been estimated using Monte-Carlo simulations at the initial measurement date, and at subsequent measurement dates for the Private Placement Warrants. The fair value of the Public Warrants has been determined as of March 31, 2022 and December 31, 2021, by reference to the quoted market price (see Note 8).
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
Ordinary shares Subject to Possible Redemption
All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC 480-10-S99, redemption
provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2022 and December 31, 2021, all Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.
As of March 31, 2022 and December 31, 2021, the ordinary shares subject to redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$271,285,320
Less:
Proceeds allocated to public warrants	(10,677,650)
Class A ordinary shares issuance cost	(15,003,767)
Add:
Accretion of carrying value to redemption value	25,694,774

Class A ordinary shares subject to redemption at December 31, 2021	$271,298,677
Add:
Accretion of carrying value to redemption value	22,554

Class A ordinary shares subject to redemption at March 31, 2022	$271,321,231

Income Taxes
ASC 740 “Accounting for Income Tax” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Income (Loss) Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the IPO and the private placement to purchase 13,993,314 ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.
The Company’s statement of operations applies
the two-class method
in calculating net income (loss) per share. Basic and diluted net income (loss) per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income (loss) attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of shares.
Reconciliation of Net Income (loss) per Share
The Company’s net income (loss) is adjusted for the portion of net income (loss) that is allocable to each class of ordinary shares. The allocable net income (loss) is calculated by multiplying net income (loss) by the ratio of weighted average number of shares outstanding attributable to Class A and Class B ordinary shares to the total weighted average number of shares outstanding for the period. Accordingly, basic and diluted income (loss) per ordinary share is calculated as follows:

For the Three Months Ended March 31, 2022
Net Income per share for Class A ordinary share:
Net income	$5,580,804
Less: Allocation of income to Class B ordinary shares	1,116,161

Adjusted net income	$4,464,643

Weighted average shares outstanding of Class A ordinary shares	27,128,532

Basic and diluted net income per share, Class A ordinary shares	$0.16

Net Income per share for Class B ordinary shares:
Net income	$5,580,804
Less: Allocation of income to Class A ordinary shares	4,464,643

Adjusted net income	$1,116,161

Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,782,133

Basic net income per share, Class B ordinary shares	$0.16

For the Period from January 15, 2021 (Inception) to March 31, 2021
Net loss per share for Class A ordinary share:
Net loss	$(800,759)
Less: Allocation of loss to Class B ordinary shares	(532,322)

Adjusted net loss	$(268,437)

Weighted average shares outstanding of Class A ordinary shares	2,988,533

Basic and diluted net loss per share, Class A ordinary shares	$(0.09)

Net loss per share for Class B ordinary shares:
Net loss	$(800,759)
Less: Allocation of loss to Class A ordinary shares	(268,437)

Adjusted net loss	$(532,322)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,926,386

Basic net loss per share, Class B ordinary shares	$(0.09)

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
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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
Due from (to) Related Party
Commencing on March 23, 2021, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial administrative and other support services provided to members of the management team, in the amount of up to $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. A total of $2,581 has been accrued as of March 31, 2022 and December 31, 2021.
In addition, the Sponsor owed the Company $100,000 as of December 31, 2021 for legal costs of the Sponsor that it paid. The Sponsor subsequently repaid this amount in February 2022.

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
Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may, at the option of the lender, be converted into Private Placement Warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor, its affiliates or any members of the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
On January 31, 2022 the Sponsor executed a settlement agreement in the amount of $255,726 relating to Levere’s IPO legal work. The Sponsor agreed to release Levere from all liability obligations associated with the settle agreement. As a result, the full amount was recorded to additional paid in capital.
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
Note 7 — Shareholders’ Deficit and Shares Subject to Possible Redemption
Preference Shares
 — The Company is authorized to issue 5,000,000 preference shares at par value of $0.0001 each and provide that preference shares may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary shares
 — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 27,128,532 shares subject to possible redemption.
Class
 B Ordinary shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At March 31, 2022 and December 31, 2021, there were 6,782,133 Class B ordinary shares issued and outstanding.
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$271,321,231	$271,321,231	$—	$—

	$271,321,231	$271,321,231	$—	$—

Liabilities:
Public Warrants Liability	$2,712,853	$2,712,853	$—	$—
Private Placement Warrants Liability	1,534,646	—	—	1,534,646

	$4,247,499	$2,712,853	$—	$1,534,646

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$271,298,677	$271,298,677	$—	$—

	$271,298,677	$271,298,677	$—	$—

Liabilities:
Public Warrants Liability	$6,601,275	$6,601,275	$—	$—
Private Placement Warrants Liability	3,663,349	—	—	3,663,349

	$10,264,624	$6,601,275	$—	$3,663,349

The Warrants are accounted for as liabilities in
accordance with ASC 815-40 and are
presented within warrant liabilities on the condensed balance sheets. The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrant liabilities in the condensed statements of operations.

The Company established the initial fair value of the Public Warrants and Private Placement Warrants on March 23, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model. On December 31, 2021, the Company established the fair value of the Private Warrants using a Monto Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date and the Private Warrants were classified as Level 3 at December 31, 2021 due to the use of unobservable inputs. As of December 31, 2021, the Public Warrants were transferred to Level 1 due to the use of the quoted market price.
The following table presents the changes in Level 3 liabilities:

Fair Value at December 31, 2021	$3,663,349
Change in fair value of private warrants	(2,128,703)

Fair Value at March 31, 2022	$1,534,646

Fair Value at January 15, 2021 (inception)	$—
Initial fair value of public and private warrants	15,386,666
Initial fair value of public and private warrants issued with over-allotment	1,184,882
Change in fair value of public and private warrants	(3,141,929)
Transfer of public warrants to Level 1	(9,766,270)

Fair Value at December 31, 2021	$3,663,349

The key inputs into the Monte Carlo simulation as of March 31, 2022, December 31, 2021 and March 23, 2021 were as follows:

Inputs	March 31, 2022	December 31, 2021	(Initial Measurement) March 23, 2021
Risk-free interest rate	1.49%	1.35%	1.06%
Expected term remaining (years)	5.88	6.0	6.0
Expected volatility	6.3%	14%	15.0%
Share price	$9.81	$9.74	$9.61
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On May 13, 2022, the Company issued an unsecured promissory note (the “Note”) in the
principal amount of $
960,000
to the Sponsor. The Note is
non-interest
bearing and due and payable on the date the Company consummates its initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Qualifying Business Combination”). The principal balance of the Note may be prepaid at any time. Upon the consummation of a Qualifying Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants (as defined in the Warrant Agreement
) at a price of $
1.50
per warrant. The conversion feature of the Note (“Working Capital Loan Option”), which allows the Sponsor to convert the working capital loans into warrants, qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. The Note was issued after March 31, 2022 and will be accounted for at fair value in the next quarter.

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
Overview
We are a blank check company incorporated as a Cayman Islands exempted company on January 15, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, or a Business Combination. Our sponsor is Goggo Network Gmbh, a German company limited by shares, or our Sponsor.
The registration statement for our initial public offering, or IPO, was declared effective on March 18, 2021. On March 23, 2021, we consummated the IPO of 25,000,000 Units (as defined below), at $10.00 per Unit, generating gross proceeds of $250.0 million. The Company granted the Underwriters in the IPO, or the Underwriters, a 45-day option to purchase
up to 3,750,000 additional Units to cover over-allotments, if any. On March 31, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,128,532 Units, generating an aggregate of gross proceeds of approximately $21.3 million. Each Unit consists of one Class A ordinary share, and one-third of one redeemable
warrant to purchase one Class A ordinary share, or a Public Warrant, at a price of $11.50 per whole share, or the “Units” and, with respect to the Class A ordinary shares included in the Units sold, or the Public Shares. We incurred transaction costs for the IPO and over-allotment of approximately $15.6 million, inclusive of approximately $9.5 million in deferred underwriting commissions.
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
Results of Operations
For the three months ended March 31, 2022, we had a net income of approximately $5.6 million, which is primarily comprised of a gain from the change in fair value of warrant liabilities of approximately $6.0 million, offset by a loss from operations of approximately $0.5 million.
For the period from January 15, 2021 (inception) to March 31, 2021, we had a net loss of approximately $0.8 million, which included a loss from operations of approximately $0.1 million, offering cost expense allocated to warrants of $0.6 million, and a loss from the change in fair value of warrant liabilities of approximately $0.1 million.
Our business activities from inception to March 31, 2022 consisted primarily of our formation and completing our IPO and, since the completion of our IPO, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.
Liquidity, Capital Resources and Going Concern
As of March 31, 2022, we had approximately $0.2 million in our operating bank account, and working capital of approximately $0.1 million.
Our liquidity needs up to March 23, 2021 had been satisfied through (i) a capital contribution from our Sponsor of $25,000 for the 7,187,500 Class B ordinary shares, par value $0.0001 per share, or the Founder Shares, and (ii) proceeds from the loan under an unsecured promissory note from our Sponsor of up to $300,000. Subsequent to the consummation of our IPO, our liquidity needs have been satisfied through the net proceeds from the Private Placements not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2022, there were no amounts outstanding under any working capital loan. However, see Note 9 to our unaudited financial statements for a discussion of the unsecured promissory note in the principal amount of $960,000 that we issued to the Sponsor on May 13, 2022.
The Company is within 12 months of its mandatory liquidation as of the time of filing this Quarterly Report on Form
10-Q.
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete the Business Combination before the mandatory liquidation date of March 23, 2023.
Our unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.
Contractual Obligations
As of March 31, 2022, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative services. We began incurring these fees on March 23, 2021 and will continue to incur these fees monthly until the earlier of the completion of an initial business combination and our liquidation.

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
Warrants Liability
We evaluated the Warrants in
accordance with ASC 815-40 and concluded that
a provision in the Warrant Agreement, dated March 23, 2021, by and between us and Continental Stock Transfer & Trust Company related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40 and are not
eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on our Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in our Statement of Operations in the period of change.
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
Ordinary Shares Subject to Possible Redemption
All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to our charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC 480-10-S99, redemption
provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2022, all Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets, respectively.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.
Net Income (Loss) Per Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of warrants sold in the IPO and the Private Placements to purchase 13,993,314 ordinary shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.
Our statement of operations applies
the two-class method
in calculating net income (loss) per share. Basic and diluted net income (loss) per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income (loss) attributable to us by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of shares.
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
Emerging Growth Company and Smaller Reporting Company Status
As an emerging growth company, or EGC, under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include presentation of only two years of audited financial statements in a registration statement for an IPO, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements.
In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that we either (1) irrevocably elect to “opt out” of such extended transition period or (2) no longer qualify as an emerging growth company. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
We are also a “smaller reporting company,” as defined in the Exchange Act of 1934, or the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company, in which case we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the three months period ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer (“Certifying Officers”) have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of complex financial instruments and the accounting for accruals for certain expenses. As a result, we performed additional analyse as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.
Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Other than the matter disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management has identified material weaknesses in internal controls related to the proper accounting classification of complex financial instruments and the accounting for accruals for certain expenses. In light of the material weaknesses identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10–Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form
10-K
for the year ended December 31, 2021 filed with the SEC on April 20, 2022, which could materially affect our business, financial condition, or future results.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete the Business Combination, and our results of operations.
On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, or changes in market practice by market participants in response to the proposed rules, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
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
In connection with the IPO and the over-allotment, we incurred offering costs of $15,622,172, inclusive of approximately $9.5 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the IPO. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the IPO expenses, approximately $271.3 million of the net proceeds from our IPO, the over-allotment and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the IPO) were placed in the Trust Account. See Note 1 to the unaudited condensed financial statements for additional detail.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association.1

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

10l.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Documnent

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and incorporated as Exhibit 101).

*	Filed herewith.
1	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 23, 2021 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 25th day of May 2022.

LEVERE HOLDINGS CORP.

By:	/s/ Stefan Krause
Name:	Stefan Krause
Title:	Chief Financial Officer