Form 10-Q
period 2022-06-30
Levere Holdings Corp.
filed 2022-08-16
CIK 1841383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of
August 16
, 2022, 27,128,532 Class A ordinary shares, par value $0.0001, and 6,782,133 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Levere Holdings Corp.
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION		5

Item 1.	Condensed Financial Statements	5

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	5

	Condensed Statements of Operations for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and the period from January 15, 2021 (inception) through June 30, 2021 (Unaudited)	6

	Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and the period from January 15, 2021 (inception) through June 30, 2021 (Unaudited)	7

	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and the period from January 15, 2021 (inception) through June 30, 2021 (Unaudited)	8

	Notes to Unaudited Condensed Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION		29

Item 1.	Legal Proceedings	29

Item1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

SIGNATURES		32

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

•
the other risks and uncertainties discussed in the “Risk Factors” sections of our Annual Report on Form
10-K
for the year ended December 31, 2021 and our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
LEVERE HOLDINGS CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Cash	$655,313	$300,844
Due from related party	—	97,419
Prepaid Expenses	272,827	337,935

Total current assets	928,140	736,198
Other assets	—	69,842
Marketable securities held in Trust Account	271,706,551	271,298,677

Total Assets	$272,634,691	$272,104,717

Liabilities and Shareholders’ Deficit
Accrued offering costs and expenses	$90,362	$505,636
Convertible Promissory Note – Related Party	960,000	—
Due to related party	2,581	—

Total current liabilities	$1,052,943	505,636
Deferred underwriting fee	9,494,986	9,494,986
Warrant liabilities	1,259,398	10,264,624

Total Liabilities	$11,807,327	20,265,246

Commitments and Contingencies
Class A Ordinary shares subject to possible redemption, 27,128,532 shares at redemption value	271,706,551	271,298,677
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 27,128,532 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,782,133 shares issued and outstanding (1)	678	678
Additional paid-in capital (2)	—	—
Accumulated deficit	(10,879,865)	(19,459,884)

Total Shareholders’ Deficit	(10,879,187)	(19,459,206)

Total Liabilities and Shareholders’ Deficit	$272,634,691	$272,104,717

(1)
On January 19, 2021 an aggregate of 7,187,500 founder shares were issued to Goggo Network Gmbh (the “Sponsor”) for an aggregate purchase price of $25,000. Up to 937,500 Founder Shares were subject to forfeiture by the Sponsor, depending on the extent to which the Underwriters’ over-allotment option was exercised. On March 31, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,128,532 Units and forfeited the remainder of the option. As a result, none of the Class B ordinary shares are subject to forfeiture any longer.

(2)
On January 31, 2022 the Sponsor executed a settlement agreement in the amount of $255,726 relating to Levere’s IPO legal work. The Sponsor agreed to release Levere from all liability obligations associated with the settlement agreement. As a result, the full amount was recorded to additional paid in capital and was subsequently offset by accretion of trust earnings to Class A Ordinary shares subject to possible redemption which depleted the balance in additional paid in capital.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEVERE HOLDINGS CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from January 15, 2021 (Inception) through June 30,
	2022	2021	2022	2021
Formation and operating costs	$222,058	$152,434	$680,933	$205,122

Loss from operations	(222,058)	(152,434)	(680,933)	(205,122)
Other income (loss):
Interest earned on marketable securities held in Trust Account	385,320	4,123	407,874	4,457
Offering costs allocated to warrants	—	—	—	(618,405)
Change in fair value of warrant liabilities	2,988,101	1,588,769	9,005,226	1,458,769

Total other income, net	3,373,421	1,592,892	9,413,100	844,821
Net income	$3,151,363	$1,440,458	$8,732,167	$639,699

Weighted average shares outstanding of Class A ordinary shares	27,128,532	27,128,532	27,128,532	16,142,664

Basic and diluted net income per share, Class A ordinary shares	$0.09	$0.04	$0.26	$0.03

Weighted average shares outstanding of Class B ordinary shares	6,782,133	6,655,368	6,782,133	6,323,616

Basic and diluted net income per share, Class B ordinary shares	$0.09	$0.04	$0.26	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEVERE HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Ordinary shares		Ordinary shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	6,782,133	$678	$—	$(19,459,884)	$(19,459,206)
Net income	—	—	—	—	—	5,580,804	5,580,804
Expenses paid on behalf of the Company by the Sponsor (1)	—	—	—	—	255,726	—	255,726
Accretion of Class A Ordinary shares subject to possible redemption	—	—	—	—	(22,554)	—	(22,554)

Balance as of March 31, 2022	—	$—	6,782,133	$678	$233,172	$(13,879,080)	$(13,645,230)
Net income	—	—	—	—	—	3,151,363	3,151,363
Accretion of Class A Ordinary shares subject to possible redemption	—	—	—	—	(233,172)	(152,148)	(385,320)

Balance as of June 30, 2022	—	$—	6,782,133	$678	$—	$(10,879,865)	$(10,879,187)

(1)
On January 31, 2022 the Sponsor executed a settlement agreement in the amount of $255,726 relating to Levere’s IPO legal work. The Sponsor agreed to release Levere from all liability obligations associated with the settlement agreement. As a result, the full amount was recorded to additional paid in capital.

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND
THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Ordinary shares		Ordinary shares
	Shares	Amount	Shares	Amount
Balance as of as of January 15, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Excess Private Placement proceeds received over initial fair value of Private Placement Warrants	—	—	—	—	1,531,807	—	1,531,807
Forfeiture of Class B ordinary shares by initial shareholders	—	—	(532,132)	(53)	53	—	—
Net loss	—	—	—	—	—	(800,759)	(800,759)
Accretion of Class A Ordinary shares subject to possible redemption	—	—	—	—	(1,556,141)	(24,225,609)	(25,781,750)

Balance as of March 31, 2021	—	$—	6,655,368	$666	$—	$(25,026,368)	$(25,025,702)
Net income	—	—	—	—	—	1,440,458	1,440,458
Accretion of Class A Ordinary shares subject to possible redemption	—	—	—	—	—	(4,123)	(4,123)

Balance as of June 30, 2021	—	$—	6,655,368	$666	$—	$(23,590,033)	$(23,589,367)

(1)
On January 19, 2021 an aggregate of 7,187,500 founder shares were issued to the Sponsor for an aggregate purchase price of $25,000. Up to 937,500 Founder Shares were subject to forfeiture by the Sponsor, depending on the extent to which the Underwriters’ over-allotment option was exercised. On March 31, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,128,532 Units and forfeited the remainder of the option. As a result, none of the Class B ordinary shares are subject to forfeiture any longer.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEVERE HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period from January 15, 2021 (Inception) through June 30, 2021
Cash flows from operating activities:
Net income	$8,732,167	$639,699
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(407,874)	(4,457)
Offering costs allocated to warrants	—	618,405
Change in fair value of warrant liability	(9,005,226)	(1,458,769)
Expenses paid on behalf of the Company by the Sponsor	55,726	—
Changes in operating assets and liabilities:
Prepaid expenses	65,108	(375,165)
Other assets	69,842	(237,528)
Accrued expenses	(215,274)	15,000
Due to related party	100,000	2,581

Net cash used in operating activities	(605,531)	(800,234)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(271,285,320)

Net cash used in investing activities	—	(271,285,320)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discount	—	265,859,614
Proceeds from sale of Private Placement Warrants	—	7,425,706
Proceeds from promissory note related party	—	211,135
Payments of promissory note related party	—	(211,135)
Proceeds from convertible promissory note related party	960,000	—
Payment of offering costs	—	(577,039)

Net cash provided by financing activities	960,000	272,733,281

Net change in cash	354,469	647,727
Cash, beginning of period	300,844	—

Cash, end of the period	$655,313	$647,727

Supplemental disclosure of cash flow information:
Initial classification of ordinary shares subject to possible redemption	$—	$271,285,654

Expenses paid on behalf of the Company by the Sponsor	$200,000	$—

Change in ordinary shares subject to possible redemption	$407,874	$4,457

Deferred underwriting commissions payable charged to additional paid in capital	$—	$9,494,986

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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest.
The Company generates non-operating
income in the form of interest income from the proceeds derived from the IPO.
The Company’s sponsor was Levere Holding GG Ltd. (“Levere GG”), a U.K. private company limited by shares. On March 23, 2021, the Company entered into an agreement with Goggo Network GmbH, a German company limited by shares and Levere GG, pursuant to which Levere GG transferred 6,413,571 Class B ordinary shares it holds in the Company to Goggo Network Gmbh. Upon the transfer of shares, Goggo Network Gmbh became the new sponsor of the Company (the “Sponsor”).
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
On March 31, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,128,532 Units, generating an aggregate of gross proceeds of $21,285,320, incurred $425,706 in cash underwriting fees. The underwriters forfeited the remainder of the option on May 2, 2021.
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
Following the closing of the IPO on March 23, 2021, and closing of the over-allotment option on March 31, 2021, $271,285,320 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and over-allotment, and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Public Shareholders (as defined below), until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elect to redeem, subject certain limitations described herein, (b) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association and (c) the redemption of the Company’s Public Shares if the Company has not consummated its Business Combination within 24 months from the closing of IPO (the “Combination Period”), subject to applicable law. Public Shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders.
The Company will provide shareholders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the IPO, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s income taxes, if any, divided by the number of the then-outstanding Public Shares. The amount in the Trust Account is initially $10.00 per Public Share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the Underwriters.
If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
Liquidity, Capital Resources and Going Concern
As of June 3
0, 2022, the Company had approximately $0.7 million in its operating bank account and a working capital deficit of approximately $0.1 million, or working capital of approximately $0.8 million excluding the convertible promissory note payable.
The Company’s liquidity needs up to March 23, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placements not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of June 30, 2022, there were $960,000 outstanding under any working capital loan.
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
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 is not necessarily indicative of the results that may be expected through December 31, 2022 or for any future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the
Form10-K
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.
Convertible Debt
The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.
The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.
Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating
income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.
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
Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change. The fair value of warrants issued by the Company in connection with the IPO and Private Placement has been estimated using Monte-Carlo simulations at the initial measurement date, and at subsequent measurement dates for the Private Placement Warrants. The fair value of the Public Warrants has been determined as of June 30, 2022 and December 31, 2021, by reference to the quoted market price (see Note 8).
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of
ASC 340-10-S99-1, “Other Assets and
Deferred Costs.” Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with Warrant liabilities are expensed as incurred and presented as non-operating expenses in the
statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the IPO. Transaction costs of the IPO, including the partial exercise of the over-allotment, amounted to $15,622,172, of which $618,405 were allocated to expense associated with the warrant liability.

Ordinary Shares Subject to Possible Redemption
All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in-
ASC 480-10-S99, redemption
provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at June 30, 2022 and December 31, 2021, all Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.
As of June 30, 2022 and December 31, 2021, the ordinary shares subject to redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$271,285,320
Less:
Proceeds allocated to public warrants	(10,677,650)
Class A ordinary shares issuance cost	(15,003,767)
Add:
Accretion of carrying value to redemption value	25,694,774

Class A ordinary shares subject to redemption at December 31, 2021	$271,298,677
Add:
Accretion of carrying value to redemption value	407,874

Class A ordinary shares subject to redemption at June 30, 2022	$271,706,551

Income Taxes
ASC 740 “Accounting for Income Tax” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Income Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the IPO and the private placement to purchase 13,993,314 ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

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

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from January 25, 2021 (Inception) Through June 30, 2021

	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$2,521,090	$630,273	$1,156,690	$283,768	$6,985,734	$1,746,433	$513,679	$126,020
Denominator:
Basic and diluted weighted average shares outstanding	27,128,532	6,782,133	27,128,532	6,655,368	27,128,532	6,782,133	16,142,664	6,323,616

Basic and diluted net income per ordinary share	$0.09	$0.09	$0.04	$0.04	$0.26	$0.26	$0.03	$0.03

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
 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
 (“ASU 2020-06”), which
simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU2020-06on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any
20-tradingdays
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
Note 5 — Related Party Transactions
Founder Shares
On January 19, 2021, the Sponsor purchased 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”) for $25,000, or approximately $0.003 per share, paid to cover certain offering costs. On March 15, 2021, the Company entered into an agreement with Goggo Network GmbH, a German company limited by shares and Levere GG, pursuant to which the Levere GG transferred 6,413,571 Class B ordinary shares it holds in the Company to Goggo Network Gmbh. Upon the transfer of shares, Goggo Network Gmbh became the new sponsor of the Company. Up to 937,500 Founder Shares were subject to forfeiture by the Sponsor, depending on the extent to which the Underwriters’ over-allotment option was exercised. On March 31, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,128,532 Units and forfeited the remainder of the option.
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
Due from (to) Related Party
Commencing on March 23, 2021, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial administrative and other support services provided to members of the management team, in the amount of up to $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. A total of $
2,581
 has been accrued as of June 30, 2022 and December 31, 2021.
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
On January 31, 2022 the Sponsor executed a settlement agreement in the amount of $255,726 relating to Levere’s IPO legal work. The Sponsor agreed to release Levere from all liability obligations associated with the settlement agreement. As a result, the full amount was recorded to additional paid in capital.
On May 13, 2022, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $960,000. The Convertible Promissory Note is non-interest
bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay all or a portion of the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If the Company does not have enough funds held outside the Trust Account to repay the Promissory Note in full, the remaining unpaid balance will be forgiven by the Sponsor. Up to $960,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. Concurrently with entering into the debt agreement, the Company borrowed $960,000 against the convertible promissory note. As of June 30, 2022, the outstanding principal balance under the Convertible Promissory Note amounted to an aggregate of $960,000. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.
The Company assessed the provisions of the Convertible Promissory Note under ASC
470-20.
The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion option was valued using Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement and based on the following assumptions:

	June 30, 2022	May 13, 2022 Borrowing (Initial Measurement)
Underlying warrant value	$0.09	$0.122
Exercise price	$1.50	$1.50
Holding period	0.63	0.76
Risk-free rate %	2.57%	1.76%
Volatility %	2.50%	1.40%
Dividend yield %	0.0%	0.0%
At June 30, 2022 and May 13, 2022, the Company determined that the conversion option liability had no fair value. In accordance with this determination, no conversion option liability or debt discount was recorded as of June 30, 2022.

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
Our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell their founder shares until the earliest of (A) one year after the completion of our initial business combination; and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like)for any 20-trading days within any 30-trading day periodcommencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our sponsor with respect to any founder shares.
Underwriting Agreement
The Company granted the Underwriters a
45-day
option from March 23, 2021 to purchase up to an additional 3,750,000 units to cover over-allotments, if any. On March 31, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,128,532 Units and forfeited the remainder of the option.
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
 — The Company is authorized to issue 5,000,000 preference shares at par value of $0.0001 each and provide that preference shares may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary shares
 — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 27,128,532 shares subject to possible redemption.
Class
 B Ordinary shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At June 30, 2022 and December 31, 2021, there were 6,782,133 Class B ordinary shares issued and outstanding.
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
Note 8 — Fair Value Measurements
The Company follows the guidance in ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at
fair value at each reporting period, and nonfinancial assets and liabilities that arere-measured and reported at fair value at least annually.
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$271,706,551	$271,706,551	$—	$—

	$271,706,551	$271,706,551	$—	$—

Liabilities:
Public Warrants Liability	$813,856	$813,856	$—	$—
Private Placement Warrants Liability	445,542	—	—	445,542

	$1,259,398	$813,856	$—	$445,542

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

The following tables present the changes in Level 3 liabilities at June 30, 2022 and December 31, 2021:

Fair Value at December 31, 2021	$3,663,349
Change in fair value of private warrants	(2,128,703)

Fair Value at March 31, 2022	$1,534,646
Change in fair value of private warrants	(1,089,104)

Fair Value at June 30, 2022	$445,542

Fair Value at January 15, 2021 (inception)	$—
Initial fair value of public and private warrants	15,386,666
Initial fair value of public and private warrants issued with over-allotment	1,184,882
Change in fair value of public and private warrants	(3,141,929)
Transfer of public warrants to Level 1	(9,766,270)

Fair Value at December 31, 2021	$3,663,349

The key inputs into the Monte Carlo simulation as of June 30, 2022, December 31, 2021 and March 23, 2021 were as follows:

Inputs	June 30, 2022	December 31, 2021	(Initial Measurement) March 23, 2021
Risk-free interest rate	3.02%	1.35%	1.06%
Expected term remaining (years)	5.63	6.0	6.0
Expected volatility	1%	14%	15.0%
Share price	$9.78	$9.74	$9.61
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
Upon the closing of the IPO and exercise of the over-allotment option, and the simultaneous Private Placements, approximately $271.3 million ($10.00 per Unit) of the net proceeds were placed in a trust account, or Trust Account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7promulgated
under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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

Results of Operations
For the three months ended June 30, 2022, we had a net income of approximately $3.2 million, which is primarily comprised of a gain from the change in fair value of warrant liabilities of approximately $3.0 million and interest earned on marketable securities of $0.4 million, partially offset by a loss from operations of approximately $0.2 million.
For the six months ended June 30, 2022, we had a net income of approximately $8.7 million, which is primarily comprised of a gain from the change in fair value of warrant liabilities of approximately $9.0 million and interest earned on marketable securities of $0.4 million, partially offset by a loss from operations of approximately $0.7 million.
For the three months ended June 30, 2021, we had a net income of approximately $1.4 million, which included interest earned on investments held in Trust Account of approximately $4,000, and a gain from the change in fair value of warrant liabilities of approximately $1.6 million, offset by a loss from operations of approximately $0.2 million.
For the period from January 15, 2021 (inception) to June 30, 2021, we had a net income of approximately $0.6 million, which included a gain from the change in fair value of warrant liabilities of approximately $1.5 million, and an interest earned on investments held in Trust Account of approximately $4,000, offset by a loss from operations of approximately $0.2 million and offering cost expense allocated to warrants of $0.6 million.
Our business activities from inception to June 30, 2022 consisted primarily of our formation and completing our IPO and, since the completion of our IPO, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.
Liquidity, Capital Resources and Going Concern
As of June 30, 2022, we had approximately $0.7 million in our operating bank account, and a working capital deficit of approximately $0.1 million, or working capital of approximately $0.8 million excluding the convertible promissory note payable.
Our liquidity needs up to March 23, 2021 had been satisfied through (i) a capital contribution from our Sponsor of $25,000 for the 7,187,500 Class B ordinary shares, par value $0.0001 per share, or the Founder Shares, and (ii) proceeds from the loan under an unsecured promissory note from our Sponsor of up to $300,000. Subsequent to the consummation of our IPO, our liquidity needs have been satisfied through the net proceeds from the Private Placements not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. On May 13, 2022, we entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan us up to an aggregate principal amount of $960,000. Concurrently with entering into the debt agreement, we borrowed $960,000 against the convertible promissory note. The proceeds from the note will be used to for working capital purposes and to finance transaction costs in connection with a Business Combination. See Note 5 to our unaudited financial statements for further discussion of the convertible promissory note. As of June 30, 2022, the outstanding principal balance under the convertible promissory note amounted to an aggregate of $960,000.
The Company is within 12 months of its mandatory liquidation as of the time of filing this Quarterly Report on
Form10-Q.In
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

Contractual Obligations
As of June 30, 2022, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative services. We began incurring these fees on March 23, 2021 and will continue to incur these fees monthly until the earlier of the completion of an initial business combination and our liquidation.
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
Convertible Promissory Note
We account for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.
We review the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.
Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.
We assessed the provisions of the Convertible Promissory Note under ASC 470-20. The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion option was valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The conversion option liability is not recorded as of June 30, 2022 as it was determined to have no fair value.
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
Ordinary Shares Subject to Possible Redemption
All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to our charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC 480-10-S99, redemption
provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at June 30, 2022 and December 31, 2021, all Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.
Net Income Per Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of warrants sold in the IPO and the Private Placements to purchase 13,993,314 ordinary shares in the calculation of diluted net income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued
ASU2020-06,
Debt-Debt with Conversion and Other Options
(Subtopic470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity
(Subtopic815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU2020-06on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules
13a-15I
and
15d-15(e)
under the Exchange Act, as of the end of the quarter ended June 30, 2022. Based on this evaluation our principal executive officer and principal financial and accounting officer (“Certifying Officers”) have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of complex financial instruments and the accounting for accruals for certain expenses. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.
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
Changes in Internal Control over Financial Reporting
Other than the matter disclosed above and additional procedures described below, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As disclosed above, management has identified material weaknesses in internal controls related to the proper accounting classification of complex financial instruments and the accounting for accruals for certain expenses. In light of the material weaknesses identified, we plan to continue to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form
10-Q,
you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form
10-K
for the year ended December 31, 2021 filed with the SEC on April 20, 2022 and in our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022 filed with the SEC on May 26, 2022, which could materially affect our business, financial condition, or future results.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association.1

10.1	Promissory Note, dated May 13, 2022, issued by Levere Holdings Corp. to Goggo Network Gmbh.2

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

10l.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Documnent

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and incorporated as Exhibit 101).

*	Filed herewith.
1	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 23, 2021 and incorporated by reference herein.
2	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 19, 2022 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August 2022
.

LEVERE HOLDINGS CORP.

By:	/s/ Stefan Krause
Name:	Stefan Krause
Title:	Chief Financial Officer