Form 10-Q
period 2022-09-30
Levere Holdings Corp.
filed 2022-11-08
CIK 1841383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the transition period from

to

Commission File Number001-40243

Levere Holdings Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1581160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman Cayman Islands	KY1-1102
(Address of principal executive offices)	(Zip Code)
+1
(345)949-8066
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of
November 7, 20
22, 27,128,532 Class A ordinary shares, par value $0.0001, and 6,782,133 Class B ordinary shares, par value $0.0001, were issued and outstanding

Levere Holdings Corp.

Quarterly Report on Form

10-Q

		Page No.
PART I. FINANCIAL INFORMATION		5
Item 1.	Condensed Financial Statements	5
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	5
	Condensed Statements of Operations for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and the period from January 15, 2021 (inception) through September 30, 2021 (Unaudited)	6
	Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and the period from January 15, 2021 (inception) through September 30, 2021 (Unaudited)	7
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and the period from January 15, 2021 (inception) through September 30, 2021 (Unaudited)	8
	Notes to Unaudited Condensed Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II. OTHER INFORMATION		29
Item 1.	Legal Proceedings	29
Item1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	29
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
SIGNATURES		32

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

•

the other risks and uncertainties discussed in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, June 30, 2022, and September 30, 2022

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LEVERE HOLDINGS CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$512,975	$300,844
Due from related party	—	97,419
Prepaid Expenses	175,218	337,935

Total current assets	688,193	736,198
Other assets	—	69,842
Marketable securities held in Trust Account	272,933,281	271,298,677

Total Assets	$273,621,474	$272,104,717

Liabilities and Shareholders’ Deficit
Accrued offering costs and expenses	$51,677	$505,636
Convertible Promissory Note – Related Party	960,000	—
Due to related party	2,581	—

Total current liabilities	$1,014,258	505,636
Deferred legal fees	40,328	—
Deferred underwriting fee	9,494,986	9,494,986
Warrant liabilities	699,666	10,264,624

Total Liabilities	$11,249,238	$20,265,246

Commitments and Contingencies
Class A Ordinary shares subject to possible redemption, 27,128,532 shares at redemption value	272,933,281	271,298,677
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 27,128,532 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,782,133 shares issued and outstanding (1)	678	678
Additional paid-in capital (2)	—	—
Accumulated deficit	(10,561,723)	(19,459,884)

Total Shareholders’ Deficit	(10,561,045)	(19,459,206)

Total Liabilities and Shareholders’ Deficit	$273,621,474	$272,104,717

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

LEVERE HOLDINGS CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from January 15, 2021 (Inception) through September 30,
	2022	2021	2022	2021
Formation and operating costs	$241,590	$258,630	$922,523	$463,752

Loss from operations	(241,590)	(258,630)	(922,523)	(463,752)
Other income (expense):
Interest earned on marketable securities held in Trust Account	1,226,730	4,169	1,634,604	8,626
Offering costs allocated to warrants	—	—	—	(618,405)
Change in fair value of warrant liabilities	559,732	3,168,957	9,564,958	4,627,726

Total other income (expense), net	1,786,462	3,173,126	11,199,562	4,017,947

Net income	$1,544,872	$2,914,496	$10,277,039	$3,554,195

Weighted average shares outstanding of Class A ordinary shares	27,128,532	27,128,532	27,128,532	20,044,980

Basic and diluted net income per share, Class A ordinary shares	$0.05	$0.09	$0.30	$0.13

Weighted average shares outstanding of Class B ordinary shares	6,782,133	6,676,036	6,782,133	6,448,800

Basic and diluted net income per share, Class B ordinary shares	$0.05	$0.09	$0.30	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEVERE HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	6,782,133	$678	$—	$(19,459,884)	$(19,459,206)
Net income	—	—	—	—	—	5,580,804	5,580,804
Expenses paid on behalf of the Company by the Sponsor (1)	—	—	—	—	255,726	—	255,726
Accretion of Class A Ordinary shares subject to possible redemption	—	—	—	—	(22,554)	—	(22,554)

Balance as of March 31, 2022	—	$—	6,782,133	$678	$233,172	$(13,879,080)	$(13,645,230)
Net income	—	—	—	—	—	3,151,363	3,151,363
Accretion of Class A Ordinary shares subject to possible redemption	—	—	—	—	(233,172)	(152,148)	(385,320)

Balance as of June 30, 2022	—	$—	6,782,133	$678	—	$(10,879,865)	$(10,879,187)
Net income	—	—	—	—	—	1,544,872	1,544,872
Accretion of Class A Ordinary shares subject to possible redemption	—	—	—	—	—	(1,226,730)	(1,226,730)

Balance as of September 30, 2022	—	$—	6,782,133	$678	$—	$(10,561,723)	$(10,561,045)

(1)
On January 31, 2022 the Sponsor executed a settlement agreement in the amount of $255,726 relating to Levere’s IPO legal work. The Sponsor agreed to release Levere from all liability obligations associated with the settlement agreement. As a result, the full amount was recorded to additional paid in capital.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of as of January 15, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Excess Private Placement proceeds received over initial fair value of Private Placement Warrants	—	—	—	—	1,531,807	—	1,531,807
Forfeiture of Class B ordinary shares by initial shareholders	—	—	(532,132)	(53)	53	—	—
Net loss	—	—	—	—	—	(800,759)	(800,759)
Accretion of Class A Ordinary shares subject to possible redemption	—	—	—	—	(1,556,141)	(24,225,609)	(25,781,750)

Balance as of March 31, 2021	—	$—	6,655,368	$666	$—	$(25,026,368)	$(25,025,702)
Net income	—	—	—	—	—	1,440,458	1,440,458
Accretion of Class A Ordinary shares subject to possible redemption	—	—	—	—	—	(4,123)	(4,123)

Balance as of June 30, 2021	—	$—	6,655,368	$666	$—	$(23,590,033)	$(23,589,367)
Net income	—	—	—	—	—	2,914,496	2,914,496
Reissuance of forfeited Class B ordinary shares to initial shareholders	—	—	126,765	12	—	(12)	—
Accretion of Class A Ordinary shares subject to possible redemption	—	—	—	—	—	(4,169)	(4,169)

Balance as of September 30, 2021	—	$—	6,782,133	$678	$—	$(20,679,718)	$(20,679,040)

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

LEVERE HOLDINGS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period from January 15, 2021 (Inception) through September 30, 2021
Cash flows from operating activities:
Net income	$10,277,039	$3,554,195
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(1,634,604)	(8,626)
Offering costs allocated to warrants	—	618,405
Change in fair value of warrant liability	(9,564,958)	(4,627,726)
Expenses paid on behalf of the Company by the Sponsor	55,726	—
Changes in operating assets and liabilities:
Prepaid expenses	162,717	(357,152)
Other assets	69,842	(154,038)
Deferred legal fees	40,328	—
Accrued expenses	(253,959)	36,824
Due to related party	100,000	2,581

Net cash used in operating activities	(747,869)	(935,537)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(271,285,320)

Net cash used in investing activities	—	(271,285,320)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discount	—	265,859,614
Proceeds from sale of Private Placement Warrants	—	7,425,706
Proceeds from promissory note related party	—	211,135
Payments of promissory note related party	—	(211,135)
Proceeds from convertible promissory note related party	960,000	—
Payment of offering costs	—	(601,480)

Net cash provided by financing activities	960,000	272,708,840

Net change in cash	212,131	487,983
Cash, beginning of period	300,844	—

Cash, end of the period	$512,975	$487,983

Supplemental disclosure of cash flow information:
Initial classification of ordinary shares subject to possible redemption	$—	$271,285,654

Expenses paid on behalf of the Company by the Sponsor	$200,000	$—

Change in ordinary shares subject to possible redemption	$1,634,604	$8,291

Deferred underwriting commissions payable charged to additional paid in capital	$—	$9,494,986

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
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest.
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
Simultaneously with the closing of the partial exercise of the over-allotment option, we completed the sale of an additional 283,804 Private Placement Warrants to our Sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $425,706, which is discussed in Note 5, referred to herein as the Over-Allotment Private Placement, and together with the IPO Private Placement, the Private Placements. On March 31, 2021, our Sponsor surrendered 532,132 Class B ordinary shares for cancellation in connection with the partial exercise of the over-allotment option. The securities in the offering were registered under the Securities Act on a registration statement on Form
S-1
(No.333-253105).
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
Following the closing of the IPO on March 23, 2021, and closing of the over-allotment option on March 31, 2021, $271,285,320 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and over-allotment, and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7under
the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Public Shareholders (as defined below), until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elect to redeem, subject certain limitations described herein, (b) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association and (c) the redemption of the Company’s Public Shares if the Company has not consummated its Business Combination within 24 months from the closing of IPO (the “Combination Period”), subject to applicable law. Public Shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders.
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
Liquidity, Capital Resources and Going Concern
As of September 30, 2022, the Company had approximately $0.5 million in its operating bank account and a working capital deficit of approximately $0.3 million or working capital of approximately $0.6 million excluding the convertible promissory note payable.
The Company’s liquidity needs up to March 23, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 6). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placements not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of September 30, 2022, there were $960,000 outstanding under any working capital loan.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 23, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s shareholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete the Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form
10-Q.

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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Note 2 – Revision of Previously Issued Financial Statements
The Company notes that the allocation of net income for the calculation of basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares for the three and nine months ended September 30, 2021 were not reportedly correctly in the notes to the financial statements of the September 30, 2021 Form
10-Q
filed on November 19, 2021. The Company has included this revision note to revise the reported income allocation for the Class A ordinary and Class B ordinary shares within Note 3 – Significant Accounting Policies in the notes to the financial statements for the three and nine months ended September 30, 2021.

	As Previously Reported	Adjustment	As Revised
Basic and diluted net income per ordinary share:
Allocation of Net Income for the three months ended September 30, 2021
Class A	$2,340,345	$(1,430)	$2,338,915
Class B	$574,151	$1,430	$575,581
Allocation of Net Income for the nine months ended September 30, 2021
Class A	$2,689,821	$(746)	$2,689,075
Class B	$864,374	$746	$865,120
Note 3 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 is not necessarily indicative of the results that may be expected through December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account
At September 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.
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
Warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change. The fair value of warrants issued by the Company in connection with the IPO and Private Placement has been estimated using Monte-Carlo simulations at the initial measurement date, and at subsequent measurement dates for the Private Placement Warrants. The fair value of the Public Warrants has been determined as of September 30, 2022 and December 31, 2021, by reference to the quoted market price (see Note 9).
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of
ASC 340-10-S99-1, “Other Assets and
Deferred Costs.” Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with Warrant liabilities are expensed as incurred and presented as non-operating expenses in the
statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ deficit upon the completion of the IPO. Transaction costs of the IPO, including the partial exercise of the over-allotment, amounted to $15,622,172, of which $618,405 were allocated to expense associated with the warrant liability.

Ordinary Shares Subject to Possible Redemption
All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in-ASC 480-10-S99, redemption
provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2022 and December 31, 2021, all Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.
As of September 30, 2022 and December 31, 2021, the ordinary shares subject to redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds from public issuance	$271,285,320
Less:
Proceeds allocated to public warrants	(10,677,650)
Class A ordinary shares issuance cost	(15,003,767)
Add:
Accretion of carrying value to redemption value	25,694,774

Class A ordinary shares subject to redemption at December 31, 2021	$271,298,677
Add:
Accretion of carrying value to redemption value	1,634,604

Class A ordinary shares subject to redemption at September 30, 2022	$272,933,281

Income Taxes
ASC 740 “Accounting for Income Tax” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from January 25, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,235,898	$308,974	$2,338,915	$575,581	$8,221,631	$2,055,408	$2,689,075	$865,120
Denominator:
Basic and diluted weighted average shares outstanding	27,128,532	6,782,133	27,128,532	6,676,036	27,128,532	6,782,133	20,044,980	6,448,800

Basic and diluted net income per ordinary share	$0.05	$0.05	$0.09	$0.09	$0.30	$0.30	$0.13	$0.13

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
Fair Value of Financial Instruments
The fair value of the Company’s cash, prepaid expenses, other assets, accrued offering costs and expenses, and due to related party, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.
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
In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. As of September 30, 2022 and December 31, 2021, there were 9,042,843 Public Warrants outstanding.
Note 5 — Private Placement Warrants
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,000,000, in a private placement. Simultaneously with the closing of the exercise of the overallotment option, the Company completed the sale of an additional 283,804 Private Placement Warrants to the Sponsor, at a purchase price of $1.50 per Private Warrant, generating additional gross proceeds of $425,706. A portion of the proceeds from the sales of Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination.

The
Private Placement Warrants will be non-redeemable by the Company (except as described in Note 7) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO. As of September 30, 2022 and December 31, 2021 there were 4,950,471 Private Placement Warrants outstanding.
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
The Sponsor, directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property (the
“Lock-up”).Any
permitted transferees would be subject to the same restrictions and other agreements of the Sponsor, directors and executive officers with respect to any Founder Shares.
Due from (to) Related Party
Commencing on March 23, 2021, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial administrative and other support services provided to members of the management team, in the amount of up to $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. A total of $2,581 has been accrued as of September 30, 2022 and December 31, 2021.
In addition, the Sponsor owed the Company $100,000 as of December 31, 2021 for legal costs of the Sponsor that it paid. The Sponsor subsequently repaid this amount in February 2022.
Legal Settlement Agreement
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
On May 13, 2022, the Company entered into a Working Capital Loan with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $960,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is
non-interest
bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay all or a portion of the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If the Company does not have enough funds held outside the Trust Account to repay the Promissory Note in full, the remaining unpaid balance will be forgiven by the Sponsor. Up to $960,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, the outstanding principal balance under the Working Capital Loans amounted to an aggregate of $960,000. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.
The Company assessed the provisions of the Convertible Promissory Note under ASC
470-20.
The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion option was valued using Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement and based on the following assumptions:

	September 30, 2022	May 13, 2022 Borrowing (Initial Measurement)
Underlying warrant value	$0.05	$0.122
Exercise price	$1.50	$1.50
Holding period	0.50	0.76
Risk-free rate %	4.02%	1.76%
Volatility %	0.70%	1.40%
Dividend yield %	0.0%	0.0%
At September 30, 2022 and May 13, 2022, the Company determined that the conversion option liability had a fair value of $0. In accordance with this determination, no conversion option liability or debt discount was recorded as of September 30, 2022.

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
Our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell their founder shares until the earliest of (A) one year after the completion of our initial business combination; and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and thelike)
for any 20-trading days within any 30-trading day period
commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our sponsor with respect to any founder shares.
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
Note 8 — Shareholders’ Deficit and Shares Subject to Possible Redemption
Preference Shares
 — The Company is authorized to issue 5,000,000 preference shares at par value of $0.0001 each and provide that preference shares may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary shares
 — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 27,128,532 shares which are subject to possible redemption and classified as temporary equity.
Class
 B Ordinary shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At September 30, 2022 and December 31, 2021, there were 6,782,133 Class B ordinary shares issued and outstanding.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) prior to, at the time of, or after its initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted-
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$272,933,281	$272,933,281	$—	$—

	$272,933,281	$272,933,281	$—	$—

Liabilities:
Public Warrants Liability	$452,142	$452,142	$—	$—
Private Placement Warrants Liability	247,524	—	—	247,524

	$699,666	$452,142	$—	$247,524

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

The following tables present the changes in Level 3 liabilities at September 30, 2022 and December 31, 2021:

Fair Value at December 31, 2021	$3,663,349
Change in fair value of private warrants	(2,128,703)

Fair Value at March 31, 2022	$1,534,646
Change in fair value of private warrants	(1,089,104)

Fair Value at June 30, 2022	$445,542
Change in fair value of private warrants	(198,018)

Fair Value at September 30, 2022	$247,524

Fair Value at January 15, 2021 (inception)	$—
Initial fair value of public and private warrants	15,386,666
Initial fair value of public and private warrants issued with over-allotment	1,184,882
Change in fair value of public and private warrants	(3,141,929)
Transfer of public warrants to Level 1	(9,766,270)

Fair Value at December 31, 2021	$3,663,349

The key inputs into the Monte Carlo simulation as of September 30, 2022, December 31, 2021 and March 23, 2021 were as follows:

Inputs	September 30, 2022	December 31, 2021
Risk-free interest rate	4.20%	1.35%
Expected term remaining (years)	3.58	6.0
Expected volatility	0.7%	14%
Share price	$9.90	$9.74
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

For the three months ended September 30, 2022, we had a net income of approximately $1.5 million, which is primarily comprised of a gain from the change in fair value of warrant liabilities of approximately $0.6 million and interest earned on marketable securities of $1.2 million, partially offset by a loss from operations of approximately $0.2 million.

For the nine months ended September 30, 2022, we had a net income of approximately $10.3 million, which is primarily comprised of a gain from the change in fair value of warrant liabilities of approximately $9.6 million and interest earned on marketable securities of $1.6 million, partially offset by a loss from operations of approximately $0.9 million.

For the three months ended September 30, 2021, we had a net income of approximately $2.9 million, which included a loss from operations of $0.3 million and a gain from the change in fair value of warrant liabilities of $3.2 million.

For the period from January 15, 2021 to September 30, 2021, we had a net income of approximately $3.5 million, which included a loss from operations of $0.5 million, offering cost expense allocated to warrants of $0.6 million, and a gain from the change in fair value of warrant liabilities of $4.6 million.

Our business activities from inception to September 30, 2022 consisted primarily of our formation and completing our IPO and, since the completion of our IPO, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, we had approximately $0.5 million in our operating bank account, and a working capital deficit of approximately $0.3 million, or working capital of approximately $0.6 million excluding the convertible promissory note payable.

Our liquidity needs up to March 23, 2021 had been satisfied through (i) a capital contribution from our Sponsor of $25,000 for the 7,187,500 Class B ordinary shares, par value $0.0001 per share, or the Founder Shares, and (ii) proceeds from the loan under an unsecured promissory note from our Sponsor of up to $300,000. Subsequent to the consummation of our IPO, our liquidity needs have been satisfied through the net proceeds from the Private Placements not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. On May 13, 2022, we entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan us up to an aggregate principal amount of $960,000. Concurrently with entering into the debt agreement, we borrowed $960,000 against the convertible promissory note. The proceeds from the note will be used to for working capital purposes and to finance transaction costs in connection with a Business Combination. See Note 6 to our unaudited financial statements for further discussion of the convertible promissory note. As of September 30, 2022, the outstanding principal balance under the convertible promissory note amounted to an aggregate of $960,000.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 23, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s shareholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete the Business Combination before the mandatory liquidation date of March 23, 2023. The Company is within 12 months of its mandatory liquidation as of the time of filing this Quarterly Report on Form 10-Q

Contractual Obligations

As of September 30, 2022, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative services. We began incurring these fees on March 23, 2021 and will continue to incur these fees monthly until the earlier of the completion of an initial business combination and our liquidation.

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

Warrants Liability

We evaluated the Warrants in accordance with ASC 815-40 and concluded that a provision in the Warrant Agreement, dated March 23, 2021, by and between us and Continental Stock Transfer & Trust Company related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on our Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in our Statement of Operations in the period of change.

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

We assessed the provisions of the Convertible Promissory Note under ASC 470-20. The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion option was valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The conversion option liability is not recorded as of September 30, 2022 as it was determined to have no fair value.

Offering Costs Associated with the Initial Public Offering

We comply with the requirements of the ASC 340-10-S99-1, “Other Assets and Deferred Costs.” Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with Warrant liabilities are expensed as incurred, presented as non-operating expenses in our Statement of Operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ deficit upon the completion of the IPO. Transaction costs of the IPO, including the partial exercise of the over-allotment, amounted to $15,622,172, of which $618,405 were allocated to expense associated with the Warrant liability.

Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to our charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2022 and December 31, 2021, all Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU2 020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive and principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, as of the end of the quarter ended September 30, 2022. Based on this evaluation our principal executive and principal financial (“Certifying Officer”) has concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of complex financial instruments and the accounting for accruals for certain expenses. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than the matter disclosed above, and the additional procedures described below, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PARTII-OTHERINFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 20, 2022 (the “2021 Form 10-K”) and Part II, Item 1A Risk Factors in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 26, 2022, and for the quarter ended June 30, 2022, filed with the SEC on August 16, 2022, which could materially affect our business, financial condition, or future results.

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a redemption or liquidation.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock or shares by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock or share issuances against the fair market value of stock or share repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with an initial business combination — particularly one that involves our combination with a U.S. entity and/or our re-domestication as a U.S. corporation —may be subject to the Excise Tax.1 Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, (ii) the structure of the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the Excise Tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 8, 2022, our board of directors appointed Martin Varsavsky, our chief executive officer, to serve as our interim Chief Financial Officer (principal financial officer).

For Mr. Varsavsky’s biographical information and disclosure related to certain transactions between us and Mr. Varsavsky, see the disclosure include under Item 10. Directors, Executive Officers and Corporate Governance on page 61 of the 2021 Form 10-K and Item 13. Certain Relationships and Related Transactions, and Director Independence on pages 66 through 68 of the 2021 Form 10-K, which disclosure is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association.[1]

31.1	Certification of Principal Executive and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

10l.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and incorporated as Exhibit 101).

*	Filed herewith.
[1]	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 23, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of November 2022.

LEVERE HOLDINGS CORP.

By:	/s/ Martin Varsavsky
Name:	Martin Varsavsky
Title:	Chief Executive Officer and Chief Financial Officer