Form 10-K
period 2022-12-31
Levere Holdings Corp.
filed 2023-04-05
CIK 1841383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of common stock held by
non-affiliates
(based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq Capital Market) was $265,588,328.
As of April
4
, 2023, there were -
0- Class A ordinary shares, $0.0001 par value per share, and 6,782,133 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

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

•

the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, the current conflict in Ukraine, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our ability to consummate the Business Combination (as defined below);

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

PART I

Item 1. Business

Introduction

Recent Developments

Levere Holdings Corp., or the Company, February 23, 2022, issued a press release announcing that it would redeem all of its outstanding Class A ordinary shares that were included in the Units (as defined below) issued in its initial public offering, effective as of the close of business on March 23, 2023, as the Company would not consummate an initial business combination within the time period required by its Amended and Restated Memorandum and Articles of Association. The Class A ordinary shares, Public Warrants (as defined below) and Units ceased trading on Nasdaq as of market close on March 23, 2023. The following day, on March 24, 2023, the Company redeemed all 27,128,532 of its Class A ordinary shares totaling $277,532,655 (at approximately $10.23 per Class A ordinary share.)

Accordingly, the following discussion relates to the Company’s historical operations as of December 31, 2022 and does not give effect to the subsequent (i) delisting of the Class A ordinary shares, Public Warrants and Units (ii) redemption of the Class A ordinary shares (iii) expiration of the Public Warrants, or (iv) wind down of its business, each of which has already occurred or is ongoing.

Initial Public Offering

The Company, was incorporated as a Cayman Islands exempted company on January 15, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities, referenced herein as the Business Combination.

As of December 31, 2022, we had not commenced any operations. All activity through December 31, 2022 relates to our formation and the Initial Public Offering, or the IPO, which is described below, and identifying a target company for the Business Combination. We will not generate any operating revenues until after the completion of the Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the IPO.

Our sponsor was Levere Holding GG Ltd., or Levere GG, a U.K private company limited by shares. On March 23, 2021, we entered into an agreement with Goggo Network GmbH, a German company limited by shares and Levere GG, pursuant to which Levere GG transferred 6,413,571 Class B ordinary shares to Goggo Network Gmbh. Upon the transfer of shares, Goggo Network Gmbh became our new sponsor.

The registration statement for our IPO was declared effective by the U.S. Securities and Exchange Commission, or the SEC, on March 18, 2021. On March 23, 2021, the Company consummated its IPO of 25,000,000 units, or the Units, and, with respect to the Class A ordinary shares included in the Units sold, the Public Shares, at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 1. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per whole share, each whole warrant a Public Warrant.

Simultaneously with the closing of its IPO, the Company consummated the issuance and sale of 4,666,667 warrants, or the Private Placement Warrants, and together with the Public Warrants, the Warrants, at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $7,000,000, which is discussed in Note 1, referred to herein as the IPO Private Placement.

On March 31, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,128,532 Units, generating aggregate gross proceeds of $21,285,320, and incurring $425,706 in cash underwriting fees. The underwriters forfeited the remainder of the option on May 2, 2021.

Simultaneously with the closing of the partial exercise of the over-allotment option, we completed the sale of an additional 283,804 Private Placement Warrants to our Sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $425,706, which is discussed in Note 1, referred to herein as the Over-Allotment Private Placement, and together with the IPO Private Placement, the Private Placements. On March 31, 2021, our Sponsor surrendered 532,132 Class B ordinary shares for cancellation in connection with the partial exercise of the over- allotment option. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253105). The Securities and Exchange Commission declared the registration statement effective on March 18, 2021.

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

We believe we offer sellers of assets of a potential business combination a differentiated opportunity and transaction structure than those currently available within our Sponsor group-specifically the offer of a Nasdaq listing facilitating an ability for the seller to roll its existing ownership into a publicly listed entity and retain direct and material involvement in the combined entity, including, potentially, managerial responsibilities, should they wish to do so. The transaction structure we can offer may better take into account and value the growth prospects of the target company. It may also facilitate a greater alignment of interests between us, as the buyer, and the seller due to our ability to combine cash and shares when completing the business combination. These important differences in transaction structure mean that we believe the targets that we evaluate are generally different from those that are regularly considered by the founders in their existing activities.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Financial Position

At December 31, 2022, the Company had funds available for a business combination initially in the amount of $265,780,577, after payment of the non-reimbursed expenses of the IPO and $9,494,986 of deferred underwriting commissions, we believe we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete the Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See “Management-Conflicts of Interest.”

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

Redemption Rights for Public Shareholders upon Completion of our Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is anticipated to be approximately $10.15 per public share (based on the Trust Account balance as of December 31, 2022). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the Business Combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of the Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with the Business Combination or to redeem 100% of our public shares if we do not complete the Business Combination by March 23, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we were to expend all of the net proceeds of our IPO and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.15 (based on the balance of the Trust Account as of December 31, 2022). The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act. In the event we complete a Business Combination and subsequently are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

•

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination, and results of operations.

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Risk Factors

An investment in our common stock or debt securities involves risks and uncertainties. We seek to identify, manage, and mitigate risks to our business, but risk and uncertainty cannot be eliminated or necessarily predicted. You should consider the following factors carefully, in addition to the other information contained in this Annual Report on Form 10-K, before deciding to purchase our securities. The Class A ordinary shares, Public Warrants and Units ceased trading on Nasdaq as of market close on March 23, 2023. The following day, on March 24, 2023, we redeemed all 27,128,532 of our Class A ordinary shares totaling $277,532,655 (at approximately $10.23 per Class A ordinary share). The following discussion addresses risks that were applicable to our business prior to the ( i ) delisting of our Class A ordinary shares, Public Warrants and Units from Nasdaq, (ii) redemption of our Class A ordinary shares, (iii) expiration of the Public Warrants, and (iv) wind down of our business, each of which has either already occurred or is ongoing.

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

Please see the section entitled “Part I, Item 1—Business—Proposed Business-Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

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

The COVID-19 outbreak has adversely affected, and other events (such as the recent invasion by Russia of Ukraine and increased rate of inflation in the United States and Europe, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we may consummate the Business Combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or limit the ability to conduct due diligence, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as the recent invasion by Russia of Ukraine and increased rate of inflation in the United States and Europe, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as the recent invasion by Russia of Ukraine and any further escalation of hostilities related thereto, the continued increased rate of inflation in the United States and Europe, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

Recent increases in inflation in the United States, Europe and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States, Europe and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

We may not be able to consummate the Business Combination by March 23, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate the Business Combination by March 23, 2023. Our ability to complete the Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-

19 continues to evolve both in the U.S. and globally, and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete the Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the ongoing COVID-19 pandemic and other events (such as the recent invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not consummated the Business Combination by March 23, 2023, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of the Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the funds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of Public Warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with the Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of the Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Proposed Business-Permitted Purchases of Our Securities” for a description of how our Sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with the Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with the Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with the Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Proposed Business-Business Strategy-Effecting Our Initial Business Combination-Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the funds held in our Trust Account, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of the Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for the Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated the Business Combination by March 23, 2023, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of the Business Combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of the Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated the Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive approximately $10.00 per public share (based on the balance of our Trust Account as of December 31, 2022), or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the funds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the funds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of our funds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with the Business Combination or to redeem 100% of our public shares if we do not complete the Business Combination by March 23, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing the Business Combination by March 23, 2023, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the funds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated the Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share (based on the balance of our Trust Account as of December 31, 2022), or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

On August 16, 2022, the Inflation Reduction Act of 2022, or the IR Act, was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock or shares by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations, or the Excise Tax. The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock or share issuances against the fair market value of stock or share repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. The Treasury and the IRS recently have issued preliminary guidance regarding the application of the Excise Tax, but there can be no assurance that this guidance will be finally adopted in its current form. The Excise Tax applies to repurchases that occur after December 31, 2022.

Because we are not a U.S. corporation, we do not anticipate that redemptions, in connection with an initial business combination or otherwise, will be subject to the Excise Tax. However, it is possible that the structure of a business combination in the future, such as a combination with a U.S. entity and/or our re-domestication as a U.S. corporation, could cause such redemptions to become subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (i) the fair market value of the redemptions, (ii) the structure of the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the redemptions) and (iv) the content of any regulations or further guidance from the U.S. Department of the Treasury. In addition, because the Excise Tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. In addition, the Excise Tax could decrease the amount of funds available for distributions in connection with a redemption or liquidation.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into the Business Combination will not have all of these positive attributes. If we complete the Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of the Business Combination if the target business does not meet our general criteria and guidelines. If we have not consummated the Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share (based on the balance of our Trust Account as of December 31, 2022), or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

Although we believe that the funds held in our Trust Account will be sufficient to allow us to complete the Business Combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the funds held in our Trust Account prove to be insufficient, either because of the size of the Business Combination, the depletion of the available funds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with the Business Combination or the terms of negotiated transactions to purchase shares in connection with the Business Combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete the Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated the Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share (based on the balance of our Trust Account as of December 31, 2022), or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete the Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete the Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of December 31, 2022, 472,871,468 and 43,217,867 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, were available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate the Business Combination) prior to, at the time of, or after the Business Combination at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. As of December 31, 2022, there were no preference shares outstanding.

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

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us

•	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

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

As a result, included on our balance sheet from January 1, 2022 to December 31, 2022 contained elsewhere in this Form 10-K are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging—Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer, or our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our controls around the accounting for complex financial instruments and the accounting for accruals for certain expenses were not effective as of December 31, 2022. This material weakness for accounting for complex financial instruments resulted in the restatement of our March 31, 2021, and June 30, 2021 quarterly financial statements were included in our Quarterly Reports on Form 10-Q, as filed with the SEC on July 9, 2021 and August 13, 2021, respectively, as well as our balance sheet included in our Current Report on Form 8-K, as filed with the SEC on March 29, 2021, and restated in our Form 10-Q filed with the SEC on July 9, 2021.

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

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described in “Directors, Executive Officers and Corporate Governance -Conflicts of Interest.” Our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking the Business Combination. Such entities may compete with us for business combination opportunities. Although we are not specifically targeting a transaction with an affiliated entity, we may pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Proposed Business-Effecting Our Initial Business Combination-Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if the Business Combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for the Business Combination.

On January 19, 2021, our Sponsor subscribed for 7,187,500 Class B ordinary shares, par value $0.0001, for a total consideration of $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf. Prior to the initial investment in the company of $25,000 by our Sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares, of which our Sponsor owned 6,008,204 at December 31, 2022, will be worthless if we do not complete the Business Combination. On March 23, 2021, our Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($7,000,000 in the aggregate), in a private placement that closed simultaneously with the closing of our IPO. On March 31, 2021, simultaneously with the closing of the partial exercise of the over-allotment option, we completed the sale of an additional 283,804 Private Placement Warrants to our Sponsor, at a purchase price of $1.50 per Private Placement Warrant ($425,706 in the aggregate). If we do not consummate an initial business by March 23, 2023, the Private Placement Warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing the Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute as March 23, 2023 nears, which is the deadline for our consummation of the Business Combination.

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

We may effectuate the Business Combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate the Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing the Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A ordinary shares and warrants are listed on Nasdaq, our Units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities. The Class A Ordinary Shares, Warrants and Units ceased trading on Nasdaq as of market close on March 23, 2023. The following day, on March 24, 2023, the redemption of Class A Ordinary Shares occurred.

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

As of December 31, 2022, we had $344,038 in our operating bank accounts and working capital deficit of $590,693. Further, we have incurred, expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. The initial deadline for us to complete our initial business combination is March 23, 2023. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units began trading on the Nasdaq under the symbol “LVRAU” on March 19, 2021. On May 10, 2021, our Class A ordinary shares and Warrants began trading on the Nasdaq under the symbols “LVRA” and “LVRAW,” respectively.

Holders

At March 23, 2023 there was 1 holder of record of our Units, 1 holder of record of our separately traded Class A ordinary shares, and 2 holders of record of our separately traded Public Warrants. Following the expiration of the Public Warrants on March 23, 2023 and the redemption of our Class A ordinary shares on March 24, 2023, there were no holders of our Units, Class A ordinary shares or Public Warrants.

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

In connection with the IPO and the over-allotment, we incurred offering costs of approximately $15.7 million, inclusive of approximately $9.5 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the IPO. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the IPO expenses, $271.3 million of the net proceeds from our IPO, the over-allotment and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the IPO) were placed in the Trust Account. See Note 1 to the audited financial statements for additional detail.

We have agreed to pay the underwriters up to an additional $9.5 million on account of certain deferred underwriting fees in connection with the initial Business Combination; provided, however, that the underwriters will not be paid such additional fees if we do not complete the initial Business Combination.

There has been no material change in the planned use of the proceeds from the IPO and Private Placement as is described in our final prospectus related to the IPO. We issued a press release announcing that we would redeem all of our outstanding Class A ordinary shares that were included in the Units issued in our initial public offering, effective as of the close of business on March 23, 2023, as we would not consummate an initial business combination within the time period required by our Amended and Restated Memorandum and Articles of Association. The Class A ordinary shares, Public Warrants and Units ceased trading on Nasdaq as of market close on March 23, 2023. The following day, on March 24, 2023, the Company redeemed all 27,128,532 of its Class A ordinary shares totaling $277,532,655 (at approximately $10.23 per Class A ordinary share.)

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

On February 23, 2022, the Company issued a press release announcing that it would redeem all of its outstanding Class A ordinary shares that were included in the Units issued in its initial public offering, effective as of the close of business on March 23, 2023, as the Company would not consummate an initial business combination within the time period required by its Amended and Restated Memorandum and Articles of Association. The Class A ordinary shares, Public Warrants and Units ceased trading on Nasdaq as of market close on March 23, 2023. The following day, on March 24, 2023, the Company redeemed all 27,128,532 of its Class A ordinary shares totaling $277,532,655 (at approximately $10.23 per Class A ordinary share.)

The following discussion relates to the Company’s historical operations and does not give effect to the subsequent (i) delisting of the Class A ordinary shares, Public Warrants and Units, (ii) redemption of the Class A ordinary shares, (iii) expiration of the Public Warrants or (iv) wind down of its business, each of which has already occurred or is ongoing.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

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

Results of Operations

For the year ended December 31, 2022, we had a net income of approximately $12.5 million, which is primarily comprised of a gain from the change in fair value of warrant liabilities of approximately $9.7 million and interest earned on marketable securities of $4.0 million, partially offset by a loss from operations of approximately $1.2 million.

For the period from January 15, 2021 to December 31, 2021, we had a net income of approximately $4.7 million, which is primarily comprised of a gain from the change in fair value of warrant liabilities of approximately $6.3 million and interest earned on marketable securities of $0.01 million, partially offset by a loss from operations of approximately $1.0 million and offering cost expense allocated to warrants of $0.62 million.

Our business activities from inception to December 31, 2022 consisted primarily of our formation and completing our IPO and, since the completion of our IPO, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, we had approximately $0.3 million in our operating bank account, and a working capital deficit of approximately $0.6 million, or working capital of approximately $0.4 million excluding the convertible promissory note payable.

Our liquidity needs up to March 23, 2021 had been satisfied through (i) a capital contribution from our Sponsor of $25,000 for the 7,187,500 Class B ordinary shares, par value $0.0001 per share, or the Founder Shares, and (ii) proceeds from the loan under an unsecured promissory note from our Sponsor of up to $300,000. Subsequent to the consummation of our IPO, our liquidity needs have been satisfied through the net proceeds from the Private Placements not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. On May 13, 2022, we entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan us up to an aggregate principal amount of $960,000. Concurrently with entering into the debt agreement, we borrowed $960,000 against the convertible promissory note. The proceeds from the note were to be used to for working capital purposes and to finance transaction costs in connection with a Business Combination. See Note 5 to our financial statements for further discussion of the convertible promissory note. As of December 31, 2022, the outstanding principal balance under the convertible promissory note amounted to an aggregate of $960,000.

Management has determined that they did not have enough cash to meet its obligations as they became due. Management incurred significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company had until March 23, 2023 to consummate a Business Combination. The Company was not able to consummate a Business Combination by this time. On March 24, 2023, the Company has redeemed all of its Class A Ordinary Shares Subject to possible redemption. Management has determined that the liquidity condition and the subsequent redemption of all of its Class A Ordinary Shares subject to possible redemption raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. The financial statements do not include any adjustments to the carrying amounts and classification of the Company’s assets, Class A Ordinary shares subject to redemption and liabilities that might result from the outcome of these matters.

Contractual Obligations

As of December 31, 2022, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative services. We began incurring these fees on March 23, 2021 and will continue to incur these fees monthly until the earlier of the completion of an initial business combination and our liquidation.

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

Warrants Liability

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815-40”) and concluded that a provision in the Warrant Agreement, dated March 23, 2021, by and between us and Continental Stock Transfer & Trust Company related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on our Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in our Statement of Operations in the period of change.

Convertible Promissory Note

We account for conversion options embedded in convertible notes in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.

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

We assessed the provisions of the Convertible Promissory Note under ASC 815. The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion option was valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The conversion option liability is not recorded as of December 31, 2022 as it was determined to have no fair value.

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

Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to our charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2022 and 2021, all Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are listed in Part IV, Item 15-“Exhibits and Financial Statement Schedules” in this Annual Report on Form 10-K.

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

Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer, or our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our controls around the accounting for complex financial instruments and the accounting for accruals for certain expenses were not effective as of December 31, 2022.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weaknesses in the accounting for complex transactions and accounting for accruals for certain expenses.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the matter disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Martín Varsavsky	62	Chairman, Chief Executive Officer and Director
Yasmine Fage	38	Chief Operating Officer and Director
Ulrich Hoernke	62	Chief Financial Officer
Bodo Uebber	63	Director
Wilko Stark	50	Director
Alex Clavel	49	Director
Matthieu Pigasse	54	Director

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

Ulrich Hoernke

Mr. Hoernke was appointed as our Chief Financial Officer on November 29, 2022. Mr. Hoernke has more than 30 years experience in the automotive business in Asia, Europe and the United States and has worked for global OEMs, such as Mercedes Benz, Chrysler, FiatChrysler, Daimler, FCA and Mitsubishi Motors. From February 2022 to November 2022, Mr. Hoernke served as the chief financial officer of Quantron AG, a platform provider and specialist for sustainable mobility for people and goods, where he led the company’s financial reporting and accounting functions. Prior to that, Mr. Hoernke served as the Chief Financial Officer of fox e-mobility AG, a Duesseldorf stock exchange listed electric vehicle manufacturer, from December 2020 to January 2022 where he led that company’s reverse merger with Catinum AG and listing to the Duesseldorf stock exchange and oversaw its strategy and business plan. Additionally, Mr. Hoernke founded and ran Up Management Inc., an automotive consulting firm specializing in advising electric vehicle startups, from February 2018 to December 2021. Additionally, Mr. Hoernke previously worked at Faraday & Future Inc., where he served as the senior director of finance and was responsible for corporate planning, strategy, monthly financial reporting. Mr. Hoernke graduated with a degree in Finance (Master) from the University of Stuttgart and participated in executive programs at both Insead and Kellogg University.

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

Wilko Stark

Wilko Stark has served as one of our directors since January 2022. Mr. Stark is a supervisory and advisory board member to several companies including ZKW Group, Schaltbau, AutoForm, Altech Advanced Materials and Flender. He is an operating executive of Carlyle. From November 2021 to January 2022, Mr. Stark also served as member of the Supervisory Board of Sonos Group N.V. He was a member of the Divisional Board of Management of Mercedes-Benz Cars, Purchasing and Supplier Quality from October 2018 until April 2019. In this position, he was responsible for purchasing of production material as well as the purchased parts quality of the Mercedes Benz Cars and Vans suppliers worldwide. He has been the head of Daimler Corporate Strategy and Strategy and Product Planning of Mercedes-Benz Cars since 2013 and has been additionally responsible for the CASE Division within Mercedes-Benz Cars since May 2017. At this point, he was responsible for the implementation of activities related to Connectivity, Autonomous Driving, Shared & Services and E-Mobility at Mercedes-Benz Cars. Wilko started his professional career at the Boston Consulting Group in 1998. In 2007, he moved to Volkswagen AG, where he was Head of Product Strategy VW Group and VW Passenger Cars, as well as Head of Products of Seat S.A. In 2012, Wilko joined Daimler AG and was responsible for Products & Modules Daimler Trucks. Wilko studied mechanical engineering (Diplom-Ingenieur) at the University of Stuttgart. We believe Mr. Stark is well qualified to serve as a member of our board of directors because of his extensive management history and experience in the automotive industry and finance.

Alex Clavel

Alex Clavel has served as one of our directors since March 2021. . Alex Clavel is the Chief Executive Officer of SoftBank Group International and executive managing partner of SoftBank Global Advisers where he oversees the Americas investing teams. Mr. Clavel joined SoftBank in Tokyo in 2015 and is currently based in New York City and Silicon Valley. Prior to joining SoftBank, Mr. Clavel spent 19 years at Morgan Stanley in investment banking. He earned a bachelor’s degree from Princeton University and speaks French, Mandarin Chinese, and Japanese. He serves as a director of Prep for Prep and is a member of Princeton’s National Annual Giving Committee.We believe We believe Mr. Clavel is well qualified to serve as a member of our board of directors because of his extensive management history and experience in the finance industry.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, executive officers and certain beneficial owners of our securities to file with the SEC reports of initial ownership and changes in ownership of our equity securities. Based solely upon a review of the reports furnished to us, we believe all of our directors, executive officers security holders timely filed all reports they were required to file under Section 16(a) during 2022, except that each of Wilko Stark and Ulrich Hoernke failed to file a Form 3 reporting their initial holdings in a timely manner.

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

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of the Business Combination and our liquidation, we reimburse and pay our Sponsor or an affiliate of our Sponsor for office space, secretarial, administrative and other support services provided to us in the amount of up to $10,000 per month. One of our independent directors, Bodo Uebber earned an annual cash compensation of $57,000 for his service as a director during our last fiscal year, which was paid in February 2022, and earned annual cash compensation of $24,000 for his second year of board service with us, which was paid in February 2023. In addition, our Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to the Business Combination have been and will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we have not and do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating the Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, have been or will be paid by us to our Sponsor, executive officers and directors, or their respective affiliates, prior to completion of the Business Combination.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at March 22, 2023 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially own ordinary shares; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have shared or sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A ordinary shares (2)		Class B ordinary shares (3)
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Percentage of Total Outstanding Ordinary Shares
Goggo Network GmbH (our Sponsor)(4)(5)	—	—	6,008,204	88.59%	17.72%
Jazzya Investments SL(5)(6)	—	—	2,859,480	42.16%	8.43%
Glazer Capital, LLC(7)	2,689,396	9.91%	—	—	4.69%
Magnetar Financial LLC(8)	1,566,586	5.77%	—	—	4.61%
Fort Baker Capital Management LP(9)	2,055,444	7.58%	—	—	4.34%
Barclays PLC(10)	1,469,415	5.41%	—	—	4.33%
Yasmine Fage(5)	—	—	661,892	9.76%	1.95%
Ulrich Hoernke	—	—	—	—	—
Wilko Stark	—	—	20,090	*	*
Matthieu Pigasse	—	—	40,179	*	*
Bodo Uebber	—	—	40,179	*	*
All officers, directors and director nominees as a group (6 individuals)	—	—	3,621,820		10.68%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of our shareholders is PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands.
(2)	Based on 27,128,532 Class A ordinary shares outstanding.
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
(7)

Based solely on a Schedule 13G/A filed on February 14, 2023, which reported ownership as of December 31, 2022, by Glazer Capital, LLC and Paul J. Glazer (“Mr. Glazer”). Glazer Capital, LLC and Mr. Glazer share voting and dispositive power over the reported shares. The principal business address of each reporting person is 250 West 55th Street, Suite 30A, New York, New York 10019.

(8)

Based solely on a Schedule 13G/A filed on January 27, 2023, which reported ownership as of December 31, 2022, by Magnetar Financial LLC (“Magnetar Financial”), Magnetar Capital Partners LP (Magnetar Capital Partners”), Supernova Management LLC (“Supernova Management”), and David J. Snyderman (“Mr. Snyderman”). Magnetar Financial, Magnetar Capital Partners, Supernova Management and Mr. Snyderman share voting and dispositive power over the reported shares. The principal business address of each reporting person is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(9)

Based solely on a Schedule 13G/A filed on February 14, 2023 which reported ownership as of December 31, 2022, by Fort Baker Capital Management LP, Steven Patrick Pigott (“Mr. Pigott”) and Fort Baker Capital, LLC. Fort Baker Capital Management LP, Mr. Pigott and Fort Baker Capital, LLC share voting and dispositive power over the reported shares. The principal business address of each reporting person is 700 Larkspur Landing Circle, Suite 275 Larkspur, CA 94938.

(10)

Based solely on a Schedule 13G filed on January 30, 2023 which reported ownership as of December 31, 2022, by Barclays PLC and Barclays Bank PLC. Barclays PLC and Barclays Bank PLC share voting and dispositive power over the reported shares. The principal business address of each reporting person is 1 Churchill Place, London, E14 5HP, England.

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

•	Bodo Uebber received annual cash compensation for service as a member of our board of directors of $57,000 for the first year and receive $24,000 for the second year;

•	repayment of an aggregate of up to $300,000 in loans previously made to us by our Sponsor to cover IPO- related and organizational expenses;

•	payment to an affiliate of our Sponsor of a total of $10,000 per month for office space, administrative and support services;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

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

Transactions with Related Persons

Founder Shares

On January 19, 2021, Levere Holding GG Ltd., an affiliate of our Sponsor subscribed for 7,187,500 Class B ordinary shares, par value $0.0001, for a total consideration of $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf. On February 26, 2021, our Sponsor, Goggo Network, sold to our CEO, Martín Varsavsky, 250,000 Class B ordinary shares, to our COO, Yasmine Fage, 140,000 Class B ordinary shares and to our former CFO, Stefan Krause, 178,571 Class B ordinary shares and to certain team members and advisors 84,821 Class B ordinary shares. On March 15, 2021, Levere Holding GG Ltd., the affiliate of our Sponsor sold to our Sponsor 6,413,571 Class B ordinary shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our IPO. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Promissory Notes

On January 19, 2021, our Sponsor agreed to loan us up to $300,000 to cover expenses related to the IPO pursuant to a promissory note, or the 2021 Note. This loan was non-interest bearing and payable on the earlier of: (i) June 30, 2021 or (ii) the date of the consummation of the IPO. As of March 23, 2021, we had borrowed $211,135 under the Note. On March 26, 2021, we paid the balance on the 2021 Note in full.

On May 13, 2022, we issued an unsecured promissory note, or the 2022 Note, in the principal amount of $960,000 to our Sponsor. The 2022 Note is a Working Capital Loan (as defined below) that is non-interest bearing and due and payable on the date we consummate our initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, or a Qualifying Business Combination. The principal balance of the 2022 Note may be prepaid at any time.

Upon the consummation of a Qualifying Business Combination, our Sponsor shall have the option, but not the obligation, to convert the principal balance of the 2022 Note, in whole or in part, into private placement warrants at a price of $1.50 per warrant. The 2022 Note is subject to customary events of default, the occurrence of which automatically cause the unpaid principal balance of the 2022 Note and all other sums payable with regard to the Note to become immediately due and payable.

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

On May 13, 2022, we issued an unsecured promissory note, or the 2022 Note, in the principal amount of $960,000 to our Sponsor. The 2022 Note is a Working Capital Loan (as defined below) that is non-interest bearing and due and payable on the date we consummate our initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, or a Qualifying Business Combination. The principal balance of the 2022 Note may be prepaid at any time. As of December 31, 2022, we had $960,000 under the Working Capital Loans, which represents the amount outstanding under the 2022 Note.

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

Conflicts of Interest

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships each of which were considered in making the foregoing independence determination:

Individual	Entity	Entity’s Business	Affiliation
Martín Varsavsky	Goggo Network GmbH (1)	Automotive	Co-Founder and CEO
	Jazzya Investments SL(1)	Holding investment company	Sole Administrator
	Varsavsky Axel Springer Ventures(1)	Holding investment company	Partner
	Martín Varsavsky Bankinter Fund(1)	Holding investment company	Partner
	Overture Life Inc	Healthcare	CEO
	Prelude Fertility, Inc.	Biotechnology	Chairman and Founder
	Gameto Inc	Biotechnology	Chairman and Founder
	Barter SL	Renewable Energy	Director
	Blaudrive SL	Automotive	Director
	VAS Ventures SPV LLC	Holding investment company	Principal
Yasmine Fage	Goggo Network GmbH(1)	Automotive	Co-Founder and COO
	Varsavsky Axel Springer Ventures(1)	Holding investment company	Venture Partner
Bodo Uebber	Evercore GmbH	Financial services	Chairman of the Supervisory Board
	Adidas AG	Commerce	Board Member
	Bertelsmann Stiftung	Foundation	Board Member
Matthieu Pigasse	Centerview Partners LLC	Financial services	Partner
	Les Nouvelles Editions Indépendantes SAS	Media	Owner and Chairman
	Le Monde Group	Media	Co-Owner
	Mediawan	Media	Director and Shareholder
	TERACT	Retail	Director and Shareholder
	DERICHEBOURG	Recycling	Director
	2MX Organic	Blank check company	Director and Shareholder
Alex Clavel	SoftBank Group International	Holding investment company	Managing Partner

	SoftBank Global Advisers	Holding investment company	Member of the Executive Committee
Wilko Stark	Flender	Gears	Member of the supervisory board
	Schaltbau	Contactors railway	Member of the supervisory board
	AutoForm	Software	Member of the supervisory board
	ZKW	Headlights automotive	Member of the supervisory board
	Altech	Batteries	Member of the supervisory board
	Carlyle	Investment	Operating partner
	Bain	Consulting	Senior advisor

(1)	Includes certain of its funds, other affiliates and portfolio companies.

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

The following table sets forth the aggregate fees for professional services billed to us in 2022 and 2021 by Marcum LLP, or Marcum, our independent auditors:

	2022	2021
Fees Billed:
Audit Fees	$155,015	$75,920
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$155,015	$75,920

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, review of our quarterly financial statements and services that are normally provided by Marcum in connection with regulatory filings. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from January 15, 2021 (inception) through December 31, 2022.

All Other Fees. We did not pay Marcum for other services for the period from January 15, 2021 (inception) through December 31, 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since its formation, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

LEVERE HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Levere Holdings Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Levere Holdings Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022, and for the period from January 15, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for the year ended December 31, 2022, and for the period from January 15, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph — Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, as a result of the Company being unable to raise additional funds to alleviate its liquidity needs and not being able to complete a business combination by March 23, 2023, the Company has redeemed all of its Class A Ordinary Shares subject to possible redemption. The liquidity condition and the subsequent redemption of all of its Class A Ordinary Shares subject to possible redemption raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to the carrying amounts and classification of the Company’s assets, Class A Ordinary shares subject to redemption and liabilities that might result from the outcome of these matters.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
New York, NY
April 5, 2023

LEVERE HOLDINGS CORP.
BALANCE SHEETS

	December 31,
	2022	2021
Assets
Cash	$344,038	$300,844
Due from related party	—	97,419
Prepaid Expenses	74,413	337,935

Total current assets	418,451	736,198
Other assets	77,038	69,842
Marketable securities held in Trust Account	275,275,563	271,298,677

Total Assets	$275,771,052	$272,104,717

Liabilities and Shareholders’ Deficit
Accrued offering costs and expenses	$46,563	$505,636
Convertible Promissory Note – Related Party	960,000	—
Due to related party	2,581	—

Total current liabilities	$1,009,144	505,636
Deferred legal fees	96,651	—
Deferred underwriting fee	9,494,986	9,494,986
Warrant liabilities	559,733	10,264,624

Total Liabilities	$11,160,514	$20,265,246

Commitments and Contingencies
Class A Ordinary shares subject to possible redemption, 27,128,532 shares at redemption value	275,275,563	271,298,677
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 27,128,532 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,782,133 shares issued and outstanding (1)	678	678
Additional paid-in capital (2)	—	—
Accumulated deficit	(10,665,703)	(19,459,884)

Total Shareholders’ Deficit	(10,665,025)	(19,459,206)

Total Liabilities and Shareholders’ Deficit	$275,771,052	$272,104,717

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

The accompanying notes are an integral part of the financial statements.

F-
3

LEVERE HOLDINGS CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from January 15, 2021 (Inception) through December 31, 2021
Formation and operating costs	$1,166,436	$1,023,116

Loss from operations	(1,166,436)	(1,023,116)
Other income (expense):
Interest earned on marketable securities held in Trust Account	3,976,886	13,358
Offering costs allocated to warrants	—	(618,405)
Change in fair value of warrant liabilities	9,704,891	6,306,924

Total other income, net	13,681,777	5,701,877

Net income	$12,515,341	$4,678,761

Weighted average shares outstanding of Class A ordinary shares	27,128,532	21,901,638

Basic and diluted net income per share, Class A ordinary shares	$0.37	$0.16

Weighted average shares outstanding of Class B ordinary shares	6,782,133	6,536,169

Basic and diluted net income per share, Class B ordinary shares	$0.37	$0.16

The accompanying notes are an integral part of the financial statements.

F-
4

LEVERE HOLDINGS CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM JANUARY 15, 2021
(INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Ordinary shares		Ordinary shares
	Shares	Amount	Shares	Amount
Balance as of January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Excess Private Placement proceeds received over initial fair value of Private Placement Warrants	—	—	—	—	1,531,807	—	1,531,807
Forfeiture of Class B ordinary shares by initial shareholders	—	—	(532,132)	(53)	53	—	—
Net income	—	—	—	—	—	4,678,761	4,678,761
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,556,141)	(24,138,633)	(25,694,774)
Reissuance of forfeited Class B ordinary shares	—	—	126,765	12	—	(12)	—

Balance as of December 31, 2021	—	$—	6,782,133	$678	$—	$(19,459,884)	$(19,459,206)
Expenses paid on behalf of the Company by the Sponsor (1)	—	—	—	—	255,726	—	255,726
Net income	—	—	—	—	—	12,515,341	12,515,341
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(255,726)	(3,721,160)	(3,976,886)

Balance as of December 31, 2022	—	$—	6,782,133	$678	$—	$(10,665,703)	$(10,665,025)

(1)
On January 31, 2022 the Sponsor executed a settlement agreement in the amount of $255,726 relating to Levere’s IPO legal work. The Sponsor agreed to release Levere from all liability obligations associated with the settlement agreement. As a result, the full amount was recorded to additional paid in capital.

The accompanying notes are an integral part of the financial statements.

F-
5

LEVERE HOLDINGS CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from January 15, 2021 (Inception) through December 31, 2021
Cash flows from operating activities:
Net income	$12,515,341	$4,678,761
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(3,976,886)	(13,358)
Offering costs allocated to warrants	—	618,405
Change in fair value of warrant liability	(9,704,891)	(6,306,924)
Expenses paid on behalf of the Company by the Sponsor	55,726	—
Changes in operating assets and liabilities:
Prepaid expenses	263,522	(337,935)
Other assets	(7,196)	(69,842)
Deferred legal fees	96,651	—
Accrued expenses	(259,073)	505,636
Due to related party	100,000	(97,419)

Net cash used in operating activities	(916,806)	(1,022,676)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(271,285,320)

Net cash used in investing activities	—	(271,285,320)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discount	—	265,859,614
Proceeds from sale of Private Placement Warrants	—	7,425,706
Proceeds from promissory note related party	—	211,135
Payments of promissory note related party	—	(211,135)
Proceeds from convertible promissory note related party	960,000	—
Payment of offering costs	—	(701,480)

Net cash provided by financing activities	960,000	272,608,840

Net change in cash	43,194	300,844
Cash, beginning of period	300,844	—

Cash, end of the period	$344,038	$300,844

Supplemental disclosure of cash flow information:
Initial classification of ordinary shares subject to possible redemption	$—	$271,285,654

Expenses paid on behalf of the Company by the Sponsor	$200,000	$—

Change in ordinary shares subject to possible redemption	$3,976,886	$13,023

Deferred underwriting commissions payable charged to additional paid in capital	$—	$9,494,986

The accompanying notes are an integral part of the financial statements.

F-
6

LEVERE HOLDINGS CORP.
NOTES TO FINANCIAL STATEMENTS
Note 1 — Organization, Business Operations and Going Concern
The following discussion relates to the Company’s historical operations as of December 31, 2022 and does not give effect to the subsequent redemption of the Class A ordinary shares and wind down of its business. On March 23, 2023, as the Company was not able to consummate an initial Business Combination within the time period required by its Amended and Restated memorandum and Articles of Association. The Class A Ordinary Shares, Warrants and Units ceased trading on NASDAQ as of market close on March 23, 2023. The following day, on March 24, 2023, the Company redeemed all outstanding shares of Class A Ordinary Shares subject to redemption.
Levere Holdings Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on January 15, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (the “Business Combination”).
As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the IPO.
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
Simultaneously with the closing of the partial exercise of the over-allotment option, we completed the sale of an additional 283,804 Private Placement Warrants to our Sponsor, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $425,706, which is discussed in Note 4, referred to herein as the Over-Allotment Private Placement, and together with the IPO Private Placement, the Private Placements. On March 31, 2021, our Sponsor surrendered 532,132 Class B ordinary shares for cancellation in connection with the partial exercise of the over-allotment option. The securities in the offering were registered under the Securities Act on a registration statement on
FormS-1(No.333-253105).
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

F-
7

Following the closing of the IPO on March 23, 2021, and closing of the over-allotment option on March 31, 2021, $271,285,320 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and over-allotment, and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7underthe Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Public Shareholders (as defined below), until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elect to redeem, subject certain limitations described herein, (b) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association and (c) the redemption of the Company’s Public Shares if the Company has not consummated its Business Combination within 24 months from the closing of IPO (the “Combination Period”), subject to applicable law. Public Shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders.
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

F-
8

Liquidity, Capital Resources and Going Concern
As of December 31, 2022, the Company had approximately $0.3 million in its operating bank account and a working capital deficit of approximately $0.6 million or working capital of approximately $0.4 million excluding the convertible promissory note payable.
The Company’s liquidity needs up to March 23, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placements not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of December 31, 2022, there were $960,000 outstanding under any working capital loan.
Management has determined that they did not have enough cash to meet its obligations as they became due. Management incurred significant costs in pursuit of its acquisition plans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company had until March 23, 2023 to consummate a Business Combination. The Company was not able to consummate a Business Combination by this time. On March 24, 2023, the Company has redeemed all of its Class A Ordinary Shares subject to possible redemption. Management has determined that the liquidity condition and the subsequent redemption of all of its Class A Ordinary Shares subject to possible redemption raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. The financial statements do not include any adjustments to the carrying amounts and classification of the Company’s assets, Class A Ordinary shares subject to redemption and liabilities that might result from this outcome of these matters.
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are

F-
9

permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022. The IR Act only impacts companies incorporated within the United States of America, since the Company is incorporated in the Cayman Islands there will be no excise tax impact to the Company.
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
Note 2. — Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
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
Use of Estimates
The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

F-1
0

Marketable Securities Held in Trust Account
At December 31, 2022 and 2021, all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.
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
at the end of each reporting period.
The Company evaluated the Warrants, which are discussed in Note 3, Note 4 and Note 8, in accordance with ASC
815-40
and concluded that a provision in the Warrant Agreement dated March 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, or the Warrant Agreement, related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC
815-40,
the Warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change. The fair value of warrants issued by the Company in connection with the IPO and Private Placement has been estimated using Monte-Carlo simulations at the initial measurement date, and at subsequent measurement dates for the Private Placement Warrants. The fair value of the Public Warrants has been determined as of December 31, 2022 and 2021, by reference to the quoted market price (see Note 8).
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

F-1
1

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
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2022 and 2021, all Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.
As of December 31, 2022 and 2021, the ordinary shares subject to redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds from public issuance	$271,285,320
Less:
Proceeds allocated to public warrants	(10,677,650)
Class A ordinary shares issuance cost	(15,003,767)
Add:
Accretion of carrying value to redemption value	25,694,774

Class A ordinary shares subject to redemption at December 31, 2021	$271,298,677
Add:
Accretion of carrying value to redemption value	3,976,886

Class A ordinary shares subject to redemption at December 31, 2022	$275,275,563

Income and Excise Taxes
ASC 740 “Accounting for Income Tax” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. Further we are not a U.S. corporation, we do not anticipate that redemptions, in connection with an initial business combination or otherwise, will be subject to the 1% Excise Tax.
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

F-1
2

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

	For the Year Ended December 31, 2022		For the Period from January 25, 2021 (Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$10,012,273	$2,503,068	$3,603,391	$1,075,370
Denominator:
Basic and diluted weighted average shares outstanding	27,128,532	6,782,133	21,901,638	6,536,169

Basic and diluted net income per ordinary share	$0.37	$0.37	$0.16	$0.16

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account and trust accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $
250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

F-1
3

Note 3. — Initial Public Offering
Public Units
On March 23, 2021, the Company sold 25,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $250,000,000. The Company granted the underwriters in the IPO (the “Underwriters”)
a

45
-day option to purchase up to
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
The Company has agreed that as soon as practicable, but in no event later than 30 calendar days after the closing of the initial Business Combination, it will use commercially reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of its initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the Warrants expire or are redeemed, as specified in the Warrant Agreement; provided that if our Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be requi-red to file or maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the 60 th
day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any20-tradingdays within
a30-tradingday
period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

F-1
4

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares, as defined below;

•
if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the
30-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any20-tradingdays within
a30-tradingday
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

The “fair market value” of the Cla”s A ordinary shares for the above purpose shall mean the volume weighted average price of the Company’s Class A ordinary shares during the10-tradingdays immediately following the date on which the notice of redemption is sent to the holders of warrants.
In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. As of December 31, 2022 and 2021, there were 9,042,843 Public Warrants outstanding.
Note 4 — Private Placement Warrants
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
The Private Placement Warrants will be
non-redeemable
by the Company (except as described in Note 6) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO. As of December 31, 2022 and 2021 there were 4,950,471 Private Placement Warrants outstanding.

F-1
5

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
The Sponsor, directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property (the“Lock-up”).Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor, directors and executive officers with respect to any Founder Shares.
Due from (to) Related Party
Commencing on March 23, 2021, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial administrative and other support services provided to members of the management team, in the amount of up to $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. A total of $2,581 has been accrued as of December 31, 2022 and 2021.
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

F-1
6

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
On May 13, 2022, the Company entered into a Working Capital Loan with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $960,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is
non-interest
bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay all or a portion of the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If the Company does not have enough funds held outside the Trust Account to repay the Promissory Note in full, the remaining unpaid balance will be forgiven by the Sponsor. Up to $960,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022, the outstanding principal balance under the Working Capital Loans amounted to an aggregate of $960,000. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.
The Company assessed the provisions of the Convertible Promissory Note under ASC815, “Derivatives and Hedging”. The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion option was valued using Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement and based on the following assumptions:

	December 31, 2022	May 13, 2022 Borrowing (Initial Measurement)
Underlying warrant value	$0.04	$0.122
Exercise price	$1.50	$1.50
Holding period	0.25	0.76
Risk-free rate %	3.95%	1.76%
Volatility%	1.70%	1.40%
Dividend yield %	0.0%	0.0%
At December 31, 2022 and May 13, 2022, the Company determined that the conversion option liability had a fair value of $0. In accordance with this determination, no conversion option liability or debt discount was recorded as of December 31, 2022.
Executive Compensation
One of our independent directors earned an annual cash compensation of $57,000 for their services as a director during December 31, 2021, which was paid in February 2022. During December 31, 2022, they earned annual cash compensation of $24,000 for their services as director, which was paid in February 2023.
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

F-1
7

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
— The Company is authorized to issue 5,000,000 preference shares at par value of $0.0001 each and provide that preference shares may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were no shares issued and outstanding, excluding 27,128,532 shares which are subject to possible redemption and classified as temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022 and 2021, there were 6,782,133 Class B ordinary shares issued and outstanding.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) prior to, at the time of, or after its initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on anas-converted-basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$275,275,563	$275,275,563	$—	$—

	$275,275,563	$275,275,563	$—	$—

Liabilities:
Public Warrants Liability	$361,714	$361,714	$—	$—
Private Placement Warrants Liability	198,019	—	—	198,019

	$559,733	$361,714	$—	$198,019

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

F-
19

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

The Warrants are accounted for as liabilities in
accordance with ASC 815-40 and are
presented within warrant liabilities on the balance sheets. The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrant liabilities in the statements of operations.
The Company established the initial fair value of the Public Warrants and Private Placement Warrants on March 23, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model. On December 31, 2022 and 2021, the Company established the fair value of the Private Warrants using a Monto Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date and the Private Warrants were classified as Level 3 at December 31, 2022 and 2021 due to the use of unobservable inputs. As of December 31, 2022 and 2021, the Public Warrants were transferred to Level 1 due to the use of the quoted market price.
The following tables present the changes in Level 3 liabilities at December 31, 2022 and 2021:

Fair Value at December 31, 2021	$3,663,349
Change in fair value of private warrants	(3,465,330)

Fair Value at December 31, 2022	$198,019

Fair Value at January 15, 2021 (inception)	$—
Initial fair value of public and private warrants	15,386,666
Initial fair value of public and private warrants issued with over-allotment	1,184,882
Change in fair value of public and private warrants	(3,141,929)
Transfer of public warrants to Level 1	(9,766,270)

Fair Value at December 31, 2021	$3,663,349

The key inputs into the Monte Carlo simulation as of December 31, 2022 and 2021 were as follows:

Inputs	December 31, 2022	December 31, 2021
Risk-free interest rate	4.29%	1.35%
Expected term remaining (years)	0.33	6.0
Expected volatility	1.7%	14%
Share price	$10.08	$9.74
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On February 23, 2023, the Company, issued a press release announcing that it will redeem all of its outstanding shares of Class A ordinary shares that were included in the units issued in its initial public offering, effective as of the close of business on March 23, 2023, as the Company will not consummate an initial business combination within the time period required by its Amended and Restated Memorandum and Articles of Association. The Class A ordinary shares, Public Warrants and Units ceased trading on Nasdaq as of market close on March 23, 2023. The following day, on March 24, 2023, the Company redeemed all outstanding shares of Class A ordinary shares subject to redemption.

F-2
0

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association.[3]
4.1	Warrant Agreement, dated March 23, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.[3]
4.2	Description of Registrant’s Securities.[1]
10.1	Sponsor Warrants Purchase Agreement, dated March 23, 2021, between the Company and the Sponsor.[3]
10.2	Investment Management Trust Agreement, dated March 23, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.[3]
10.3	Registration Rights Agreement, dated March 23, 2021, among the Company, the Sponsor and the holders therein.[3]
10.4+	Letter Agreement, dated March 23, 2021, among the Company, the Sponsor and each director and officer of the Company and certain officers of an affiliate of the Sponsor and an advisor of the Sponsor.[3]
10.5+	Indemnity Agreement, dated March 23, 2021, between the Company and Martín Varsavsky Waisman-Diamond.[3]
10.6+	Indemnity Agreement, dated March 23, 2021, between the Company and Yasmine Fage-Lana Andrea.[3]
10.7+	Indemnity Agreement, dated March 23, 2021, between the Company and Alex Clavel.[3]
10.8+	Indemnity Agreement, dated March 23, 2021, between the Company and Ingo Hueck.[3]
10.9+	Indemnity Agreement, dated March 23, 2021, between the Company and Matthieu Pigasse.[3]
10.10+	Indemnity Agreement, dated March 23, 2021, between the Company and Bodo Uebber.[3]
10.11+	Administrative Services Agreement, dated March 23, 2021, between the Company and the Sponsor.[3]
10.12+	Indemnity Agreement, dated January 25, 2022, between the Company and Wilko Stark.[1]
10.13	Promissory Note, dated May 13, 2022, between the Registrant and the Sponsor.[2]
10.14+	Indemnity Agreement, dated December 14, 2022, between the Company and Ulrich Hoernke.*
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
[1]	Previously filed as an exhibit on our Annual Report on Form 10-K on April 20, 2022 and incorporated by reference herein.
[2]	Previously filed as an exhibit on our Current Report on Form 8-K on May 19, 2022 and incorporated by reference herein.
[3]	Previously filed as an exhibit on our Current Report on Form 8-K on March 23, 2021 and incorporated by reference herein.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 5, 2023	Levere Holdings Corp.
	By	/s/ Ulrich Hoernke
Ulrich Hoernke
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Martin Varsavsky	Chief Executive Officer, Chairman and Director	April 5, 2023
Martin Varsavsky	(Principal Executive Officer)

/s/ Yasmine Fage	Chief Operating Officer and Director	April 5, 2023
Yasmine Fage

/s/ Ulrich Hoernke	Chief Financial Officer	April 5, 2023
Ulrich Hoernke	(Principal Financial and Accounting Officer)

/s/ Bodo Uebber	Director	April 5, 2023
Bodo Uebber

/s/ Wilko Stark	Director	April 5, 2023
Wilko Stark

/s/ Alex Clavel	Director	April 5, 2023
Alex Clavel

/s/ Matthieu Pigasse	Director	April 5, 2023
Matthieu Pigasse